Form 10-Q
period 2026-03-31
SLR Investment Corp.
filed 2026-05-05
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2026

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 1, 2026 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (unaudited) and December 31, 2025	3

	Consolidated Statements of Operations for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 (unaudited) and the three months ended March 31, 2025 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2026 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2025	15

	Notes to Consolidated Financial Statements (unaudited)	23

	Report of Independent Registered Public Accounting Firm	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	70

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

	Signatures	73

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,073,426 and $1,092,009, respectively)	$1,067,780	$1,092,822
Companies 5% to 25% owned (cost: $110,951 and $109,346, respectively)	99,351	98,067
Companies more than 25% owned (cost: $959,453 and $953,384, respectively)	946,073	933,923
Cash	11,188	15,716
Cash equivalents (cost: $388,944 and $348,585, respectively)	388,944	348,585
Dividends receivable	13,655	15,178
Interest receivable	11,995	11,865
Receivable for investments sold	—	55,271
Prepaid expenses and other assets	1,425	1,137
Total assets	$2,540,411	$2,572,564
Liabilities
Debt ($1,145,443 and $1,154,436 face amounts, respectively, reported net of unamortized debt issuance costs of $7,236 and $8,082, respectively. See note 7)	$1,138,207	$1,146,354
Payable for investments and cash equivalents purchased	388,944	402,727
Management fee payable (see note 3)	7,784	7,956
Performance-based incentive fee payable (see note 3)	4,445	5,384
Interest payable (see note 7)	6,813	9,269
Administrative services payable (see note 3)	1,446	3,127
Other liabilities and accrued expenses	2,022	1,754
Total liabilities	$1,549,661	$1,576,571
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,115,023	1,115,023
Accumulated distributable net loss	(124,819)	(119,576)
Total net assets	$990,750	$995,993
Net Asset Value Per Share	$18.16	$18.26

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$27,940	$29,174
Companies 5% to 25% owned	1,211	1,224
Companies more than 25% owned	3,966	3,235
Dividends:
Companies 5% to 25% owned	844	770
Companies more than 25% owned	14,022	17,796
Other income:
Companies less than 5% owned	1,190	874
Companies more than 25% owned	114	105
Total investment income	49,287	53,178
EXPENSES:
Management fees (see note 3)	7,784	7,513
Performance-based incentive fees (see note 3)	4,459	5,526
Interest and other credit facility expenses (see note 7)	16,382	15,840
Administrative services expense (see note 3)	1,446	1,361
Other general and administrative expenses	1,380	835
Total expenses	31,451	31,075
Performance-based incentive fees waived (see note 3)	(14)	(2)
Net expenses	31,437	31,073
Net investment income	$17,850	$22,105
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized loss on investments and cash equivalents (companies less than 5% owned)	$(27)	$(422)
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(6,458)	(2,780)
Companies 5% to 25% owned	(321)	(2,027)
Companies more than 25% owned	6,080	3,050
Net change in unrealized gain (loss) on investments and cash equivalents	(699)	(1,757)
Net realized and unrealized gain (loss) on investments and cash equivalents	(726)	(2,179)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,124	$19,926
EARNINGS PER SHARE (see note 5)	$0.31	$0.37

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2026	March 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,850	$22,105
Net realized loss	(27)	(422)
Net change in unrealized gain (loss)	(699)	(1,757)
Net increase in net assets resulting from operations	17,124	19,926
Distributions to stockholders:
From net investment income	(17,850)	(22,105)
From return of capital	(4,517)	(262)
Net distributions to stockholders	(22,367)	(22,367)
Total decrease in net assets	(5,243)	(2,441)
Net assets at beginning of period	995,993	992,926
Net assets at end of period	$990,750	$990,485

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$17,124	$19,926
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments and cash equivalents	27	422
Net change in unrealized (gain) loss on investments	699	1,757
Deferred financing costs/market discount amortization	846	758
Net accretion of discount on investments	(2,161)	(1,604)
(Increase) decrease in operating assets:
Purchase of investments	(118,689)	(193,471)
Proceeds from disposition of investments	137,344	194,902
Capitalization of payment-in-kind income	(5,621)	(1,713)
Collections of payment-in-kind income	9	942
Receivable for investments sold	55,271	237
Interest receivable	(130)	348
Dividends receivable	1,523	(2,048)
Prepaid expenses and other assets	(288)	(593)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(13,783)	49,564
Management fee payable	(172)	(226)
Performance-based incentive fee payable	(939)	(397)
Administrative services expense payable	(1,681)	752
Interest payable	(2,456)	(1,796)
Other liabilities and accrued expenses	268	381
Net Cash Provided by Operating Activities	67,191	68,141
Cash Flows from Financing Activities:
Cash distributions paid	(22,367)	(22,367)
Proceeds from unsecured borrowings	—	49,820
Repayment of unsecured borrowings	—	(85,000)
Proceeds from secured borrowings	75,000	244,474
Repayment of secured borrowings	(83,993)	(202,334)
Net Cash Used in Financing Activities	(31,360)	(15,407)
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,831	52,734
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	364,301	414,271
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$400,132	$467,005
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,992	$16,878

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 125.1%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+200	8.50%	10.50%	1/2024	10/2027	$1,723	$1,723	$1,723
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+500	1.00%	8.70%	9/2023	5/2027	17,341	17,138	17,341
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(12)	1.00%	10.46%	4/2022	9/2026	2,312	2,307	2,312
BayMark Health Services, Inc.(16)	Health Care Providers & Services	S+500	1.00%	8.96%	4/2022	6/2027	8,179	8,087	7,770
Bayside Opco, LLC(23)	Health Care Providers & Services	S+725	1.00%	11.10%	5/2023	5/2026	20,052	20,052	20,052
Bayside Parent, LLC(23)	Health Care Providers & Services	S+1000(11)	1.00%	13.85%	5/2023	5/2026	7,172	7,172	7,172
BDG Media, Inc.	Media	P+525	5.50%	12.00%	7/2022	7/2026	5,003	5,003	5,003
Blazing Star Parent, LLC(16)	Consumer Staples Distribution & Retail	S+700	1.00%	10.67%	8/2025	8/2030	16,190	15,976	16,190
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	8.92%	6/2021	6/2028	28,682	28,426	28,682
Clifford Loan Ventures, LLC & Clifford Preferred Ventures Holdings LLC(3)	Capital Markets	S+700	1.00%	10.67%	9/2025	9/2028	17,506	17,272	17,506
Copper River Seafoods, Inc.	Food Products	P+200	—	8.75%	12/2023	4/2028	1,466	1,466	1,466
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	8.92%	5/2023	5/2029	18,582	18,390	18,582
DeepIntent, Inc.	Media	P+135	3.90%	8.10%	12/2023	9/2030	2,340	2,340	2,340
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+625	1.00%	9.94%	12/2020	6/2029	55,106	54,211	54,142
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+550	1.00%	9.27%	10/2022	10/2029	2,537	2,486	2,537
FE Advance, LLC & Sonic ACA Advance LLC(16)	Financial Services	S+650	1.00%	10.17%	7/2024	7/2027	20,894	20,685	20,894
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+500	0.75%	8.57%	1/2023	1/2029	22,083	21,722	22,083
Human Interest Inc.(16)	Professional Services	S+625	1.00%	9.92%	6/2022	7/2027	20,104	20,305	20,356
iCIMS, Inc.(16)	Software	S+575	0.75%	9.42%	8/2022	8/2028	25,162	24,979	25,162
Infillion Inc.	Professional Services	P+175	—	8.50%	5/2025	4/2028	19,804	19,804	19,804
Insight Capital Solutions, LLC	Financial Services	S+625	1.00%	9.92%	6/2025	10/2030	45,000	44,589	45,000
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	10.82%	12/2018	12/2027	142,500	142,367	142,500
Logix Holding Company, LLC(16)	Communications Equipment	S+750(14)	2.00%	11.17%	9/2018	12/2028	10,524	10,524	10,524
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	10.53%	7/2022	7/2027	30,500	30,311	30,500
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	7.75%	4/2025	4/2028	41,498	41,498	41,498
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	9.77%	3/2023	3/2029	18,976	18,664	18,976
OIS Management Services, LLC	Health Care Providers & Services	S+475	0.75%	8.45%	10/2025	11/2028	9,438	9,352	9,438
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	7.50%	12/2023	3/2027	4,173	4,173	4,173
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+500	0.75%	8.87%	3/2025	3/2028	976	949	976
Plastic Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	8.66%	4/2022	8/2027	24,371	23,986	24,371
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	8.92%	6/2024	6/2029	7,076	7,012	7,076
ReFocus Management Services, LLC	Health Care Providers & Services	S+500	1.00%	8.66%	2/2026	2/2029	10,248	10,048	10,043
RQM+ Corp.(16)	Life Sciences Tools & Services	S+725(11)	1.00%	11.21%	8/2021	8/2029	25,988	25,739	20,790
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	8.93%	3/2025	3/2030	7,601	7,534	7,601
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(25)	1.00%	10.46%	6/2024	6/2029	3,417	3,417	3,417
Sightly Enterprises, Inc.	Media	P+475	6.00%	11.50%	1/2024	12/2026	1,872	1,872	1,872
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.16%	6/2025	4/2026	1,800	1,800	1,800
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	18,601	18,601	18,601
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+475	1.00%	8.41%	6/2022	7/2029	19,025	18,862	19,025
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	11,869	11,869	11,869
SPAR Marketing Force, Inc.	Media	P+125	—	8.00%	12/2023	10/2027	13,544	13,544	13,544
Stella & Chewy's, LLC(16)	Consumer Staples Distribution & Retail	S+525	2.00%	8.92%	3/2025	3/2028	11,780	11,654	11,780

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Streamland Media Holdings LLC	Professional Services	S+400	2.00%	7.67%	5/2025	5/2030	$7,147	$7,092	$7,147
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.27%	6/2021	6/2028	14,637	14,475	14,637
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.62%	10/2025	6/2028	1,906	1,890	1,906
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(11)	1.00%	10.82%	4/2022	2/2027	6,434	6,371	5,533
The Children's Place, Inc.(16)	Specialty Retail	S+525	2.00%	8.92%	12/2025	12/2030	27,291	26,900	26,881
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	8.67%	8/2023	8/2030	13,385	13,142	13,385
Tilley Distribution, Inc.(16)	Trading Companies & Distributors	S+600	1.00%	9.82%	4/2022	12/2026	3,508	3,473	3,438
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.17%	12/2024	12/2027	20,000	19,878	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	9.40%	3/2023	3/2029	14,389	14,132	14,389
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	7.92%	6/2025	6/2030	5,250	5,193	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	8.92%	1/2024	10/2027	45,500	45,088	45,500
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.67%	6/2025	6/2030	9,761	9,761	9,761
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	22,603	22,603	22,603
Total First Lien Bank Debt/ Senior Secured Loans								$957,907	$956,921
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	9.61%	12/2021	8/2029	$33,425	$35,207	$36,934
Ardelyx, Inc.(3)	Pharmaceuticals	S+400(24)	4.70%	8.70%	2/2022	7/2028	46,398	47,326	47,326
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,518	23,096
OmniGuide Holdings, Inc. (13)	Health Care Equipment & Supplies	S+580(11)	5.31%	11.21%	7/2018	5/2026	30,109	33,023	26,195
SPR Therapeutics, Inc.	Health Care Technology	S+515	4.00%	9.15%	1/2024	2/2029	10,949	11,015	11,387
Treace Medical Concepts, Inc.	Life Sciences Tools & Services	S+505	3.00%	8.71%	12/2025	1/2031	22,460	22,317	22,317
Vapotherm, Inc.(23)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,446	14,368
Total First Lien Life Science Senior Secured Loans								$185,852	$181,623
Second Lien Asset-Based Senior Secured Loans
AMF Levered II, LLC	Financial Services	S+705	1.00%	10.84%	12/2021	8/2028	$29,925	$29,798	$29,925
FGI Worldwide LLC (16)	Financial Services	S+650	1.00%	10.17%	4/2023	4/2028	8,206	8,107	8,206
nFusion Capital Finance, LLC	Financial Services	S+725	1.00%	10.92%	7/2025	7/2028	35,000	34,650	35,000
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.52%	6/2025	12/2028	27,654	27,251	27,654
Total Second Lien Asset-Backed Senior Secured Loans								$99,806	$100,785
Total Senior Secured Loans								$1,243,565	$1,239,329

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Equipment Financing — 11.3%
A&A Crane and Rigging, LLC (10)	Commercial Services & Supplies	7.78%	3/2023	3/2028	$35	$35	$35
Boart Longyear Company (10)	Metals & Mining	8.31%	5/2020	10/2026	130	130	130
Bowman Energy Solutions, LLC (10)	Commercial Services & Supplies	7.42%	7/2022	7/2026	16	16	16
CKD Holdings, Inc. (10)	Ground Transportation	8.10%	9/2022	9/2027	651	651	651
Double S Industrial Contractors, Inc. (10)	Commercial Services & Supplies	8.60%	7/2023	8/2027	48	48	48
Environmental Protection & Improvement Company, LLC (10)	Ground Transportation	8.25%	9/2020	10/2027	2,746	2,752	2,746
First American Commercial Bancorp, Inc. (10)	Financial Services	7.50-9.00%	10/2021	10/2026-3/2027	592	592	592
No Limit Construction Services, LLC (10)	Commercial Services & Supplies	7.73%	5/2023	6/2028	64	64	64
RH Land Construction, LLC & Harbor Dredging LA, Inc. (10)	Construction & Engineering	8.08%	5/2023	5/2026	9	9	9
SLR Equipment Finance (2)(9)(17)	Multi-Sector Holdings	8.50%	12/2024	7/2026	3,500	3,500	3,500
Smiley Lifting Solutions, LLC(10)	Commercial Services & Supplies	7.82-8.61%	6/2022	9/2026-6/2030	4,168	4,168	4,168
The Smedley Company & Smedley Services, Inc. (10)	Commercial Services & Supplies	4.07%	7/2017	1/2028	559	559	531
Trinity Equipment, Inc. (10)	Commercial Services & Supplies	8.78-8.93%	5/2023	5/2028	725	725	725
U.S. Crane & Rigging, LLC (10)	Commercial Services & Supplies	8.73%	12/2022	9/2028	538	538	538
Worldwide Flight Services, Inc. (10)	Transportation Infrastructure	8.32-9.93%	9/2022	9/2027-8/2028	1,647	1,662	1,647
Zamborelli Enterprises Pacific Southern Foundation (10)	Diversified Consumer Services	8.91%	12/2022	1/2027	169	169	169
					Shares/Units
SLR Equipment Finance Equity Interests (2)(9)(17)*	Multi-Sector Holdings		7/2017		200	145,000	96,000
Total Equipment Financing						$160,618	$111,569

Preferred Equity – 3.4%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	$4,600	$959
Veronica Holdings, LLC (Vapotherm)(23)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	31,800	32,617
Total Preferred Equity						$36,400	$33,576

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—73.5%
Assertio Holdings, Inc. (8)*	Pharmaceuticals	7/2023	834	$51	$16
Bayside Parent, LLC (23)*	Health Care Providers & Services	5/2023	6,526	11,411	12,497
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	289,102	136	21
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	—
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	84,000,000	156,485	186,467
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	29
OmniGuide Holdings, Inc. Warrants*	Health Care Equipment & Supplies	9/2025	2,625,000	11	12
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	335,150	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	872	5,216	—
RD Holdco, Inc. (Rug Doctor) Class C (2)*	Diversified Consumer Services	12/2025	350,120	10,272	13,408
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	23,467	235	156
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(23)*	Broadline Retail	6/2023	—	25,740	12,006
SLR Business Credit (2)(3)(19)	Financial Services	4/2022	100	111,583	135,000
SLR Credit Solutions (2)(3)(20)	Financial Services	12/2012	280,303	280,737	281,000
SLR Healthcare ABL (2)(3)(21)	Financial Services	4/2022	32,839	34,335	37,500
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	47,939
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	37	110	—
Veronica Holdings, LLC (Vapotherm)(23)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$703,247	$728,730
Total Investments (6) — 213.3%				$2,143,830	$2,113,204

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —39.3%
U.S. Treasury Bill (3.67% yield)	Government	3/2026	4/2026	$390,000	$388,944	$388,944
Total Investments & Cash Equivalents — 252.6%					$2,532,774	$2,502,148
Liabilities in Excess of Other Assets — (152.6%)						(1,511,398)
Net Assets — 100.0%						$990,750

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of March 31, 2026.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2026	Interest/ Dividend/ Other Income
Kingsbridge Holdings, LLC	$142,500	$—	$—	$—	$(18)	$142,500	$3,873
KBH Topco, LLC (Kingsbridge)	172,000	11,052	—	—	3,415	186,467	3,794
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class C)	13,408	—	—	—	—	13,408	—
SLR Business Credit (revolver)	—	—	—	—	—	—	—
SLR Business Credit	133,000	—	—	—	2,000	135,000	2,500
SLR Credit Solutions	281,000	—	—	—	—	281,000	4,000
SLR Equipment Finance (equity)	95,000	—	—	—	1,000	96,000	1,000
SLR Equipment Finance (debt)	8,500	3,500	8,500	—	—	3,500	46
SLR Healthcare ABL	37,500	—	—	—	—	37,500	1,378
SLR Healthcare ABL (revolver)	1,800	5,700	5,700	—	—	1,800	47
SLR Senior Lending Program LLC	48,256	—	—	—	(317)	47,939	1,464
SOINT, LLC	959	—	—	—	—	959	—
	$933,923	$20,252	$14,200	$—	$6,080	$946,073	$18,102

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.0% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $18,322; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $135,819 and $117,497, respectively, based on a tax cost of $2,094,882. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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

March 31, 2026

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2026	Interest/ Dividend Income
Bayside Opco, LLC	$19,725	$372	$45	$—	$—	$20,052	$549
Bayside Parent, LLC (loan)	6,933	239	—	—	—	7,172	240
Bayside Parent, LLC (equity)	12,497	—	—	—	—	12,497	—
SLR-AMI Topco Blocker, LLC	12,006	135	—	—	(135)	12,006	—
Vapotherm, Inc.	14,368	—	—	—	(60)	14,368	422
Veronica Holdings, LLC (preferred equity)	31,899	718	—	—	(126)	32,617	844
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$98,067	$1,464	$45	$—	$(321)	$99,351	$2,055

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(24)
Certain tranches have a spread of S+795, certain tranches have a spread of S+425 and certain tranches have a spread of S+400.
(25)
Certain tranches have a spread of S+650 and certain tranches have a spread of S+700.

* Non-income producing security.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2026
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	30.5%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC and SLR Equipment Finance)	20.3%
Health Care Providers & Services	9.1%
Health Care Equipment & Supplies	5.4%
Diversified Consumer Services	4.4%
Capital Markets	4.3%
Professional Services	4.2%
Pharmaceuticals	4.0%
Asset Management & Custody Banks	2.3%
Life Sciences Tools & Services	2.0%
Specialty Retail	1.6%
Transportation Infrastructure	1.5%
Commercial Services & Supplies	1.5%
Consumer Finance	1.4%
Consumer Staples Distribution & Retail	1.3%
Software	1.2%
Media	1.2%
Insurance	0.8%
Broadline Retail	0.6%
Health Care Technology	0.5%
Communications Equipment	0.5%
Fertilizers & Agricultural Chemicals	0.5%
Aerospace & Defense	0.3%
Trading Companies & Distributors	0.3%
Ground Transportation	0.2%
Food Products	0.1%
Metals & Mining	0.0%
Construction & Engineering	0.0%
Total Investments	100.0%

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

March 31, 2026

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

On April 1, 2022, we acquired SLR Senior Investment Corp., a Maryland corporation (“SUNS”). As a result of the acquisition, we issued an aggregate of 12,511,825 shares of our common stock to former SUNS stockholders.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

March 31, 2026

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2026

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

March 31, 2026

(in thousands, except share and per share amounts)

Note 3. Agreements

The Company has an investment advisory and management agreement (the “Advisory Agreement”) with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives a fee from the Company, consisting of two components—a base management fee and a performance-based incentive fee. On April 1, 2022, in connection with the consummation of the SUNS acquisition, we entered into a letter agreement (the “Letter Agreement”) pursuant to which the Investment Adviser voluntarily agreed to a permanent 25 basis point reduction of the annual base management fee rate payable by us to the Investment Adviser pursuant to the Advisory Agreement. Following the Letter Agreement, the base management fee is now determined by taking the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters calculated at an annual rate of 1.50% on gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter end and 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter end. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. Treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the Company recognized $7,784 and $7,513, respectively, in base management fees and $4,459 and $5,526, respectively, in performance-based incentive fees. For the three months ended March 31, 2026 and 2025, $14 and $2, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the SUNS acquisition. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

March 31, 2026

(in thousands, except share and per share amounts)

including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2026 and 2025, the Company recognized expenses under the Administration Agreement of $1,446 and $1,361, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2026 and 2025.

Note 4. Net Asset Value Per Share

At March 31, 2026, the Company’s total net assets and net asset value per share were $990,750 and $18.16, respectively. This compares to total net assets and net asset value per share at December 31, 2025 of $995,993 and $18.26, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$17,124	$19,926
Denominator - weighted average shares:	54,554,634	54,554,634
Earnings per share:	$0.31	$0.37

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

March 31, 2026

(in thousands, except share and per share amounts)

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but would be classified as Level 1.

The following tables present the balances of assets measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025:

Fair Value Measurements

As of March 31, 2026

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,239,329	$—	$1,239,329
Equipment Financing	—	—	111,569	—	111,569
Preferred Equity	—	—	33,576	—	33,576
Common Equity/Equity Interests/Warrants	172	—	680,619	47,939	728,730
Total Investments	$172	$—	$2,065,093	$47,939	$2,113,204

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

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at March 31, 2026, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes, 2028 Series H Unsecured Notes, 2028 Series I Unsecured Notes and 2028 Series J Unsecured Notes (each as defined below) would be $496,393, $165,050, $74,063, $48,500, $132,300, $49,123, $50,000, $49,875 and $74,625, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

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

The following tables provide a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2026:

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2025	$1,260,389	$119,021	$32,858	$664,150	$2,076,418
Total gains or losses included in earnings:
Net realized loss	(14)	—	—	—	(14)
Net change in unrealized gain (loss)	(6,589)	1,017	(126)	5,282	(416)
Purchase of investment securities*	110,953	3,487	844	11,187	126,471
Proceeds from dispositions of investment securities	(125,410)	(11,956)	—	—	(137,366)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, March 31, 2026	$1,239,329	$111,569	$33,576	$680,619	$2,065,093
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(6,589)	$1,017	$(126)	$5,282	$(416)

* Includes PIK capitalization and accretion of discount.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

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

* Includes PIK capitalization and accretion of discount

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

March 31, 2026

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2026	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,213,134	Income Approach	Market Yield	7.8% – 29.9% (11.1%)
		$26,195	Market Multiple	Revenue Multiple	2.5x – 2.5x (2.5x)
Equipment Financing	Asset	$15,569	Income Approach	Market Yield	8.3% – 8.5% (8.3%)
		$96,000	Market Multiple(1)	Comparable Multiple	1.1x – 1.3x (1.1x)
Preferred Equity	Asset	$32,617	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$959	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$508,119	Market Multiple(2)	Comparable Multiple	1.3x – 13.3x (4.7x)
		$172,500	Market Approach	Return on Equity	3.6% – 28.5% (20.3%)

(1)
Includes $96,000 of investments valued using an implied multiple.
(2)
Includes $62 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $15,448 of investments valued using a recovery analysis, $210,970 of investments valued using an EBITDA multiple and $281,000 of investments using an implied multiple.

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
(1)
Includes $60 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $15,448 of investments valued using a recovery analysis, $196,503 of investments valued using an EBITDA multiple and $281,000 of investments using an implied multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$496,393	$490,868	(1)	$505,386	$499,287	(1)
SPV Credit Facility	165,050	164,132	(2)	165,050	163,975	(2)
2026 Unsecured Notes	75,000	74,904	(3)	75,000	74,870	(3)
2027 Unsecured Notes	50,000	49,995	(4)	50,000	49,991	(4)
2027 Series F Unsecured Notes	135,000	134,995	(5)	135,000	134,993	(5)
2027 Series G Unsecured Notes	49,000	48,935	(6)	49,000	48,925	(6)
2028 Series H Unsecured Notes	50,000	49,950	(7)	50,000	49,944	(7)
2028 Series I Unsecured Notes	50,000	49,939	(8)	50,000	49,933	(8)
2028 Series J Unsecured Notes	75,000	74,489	(9)	75,000	74,436	(9)
	$1,145,443	$1,138,207		$1,154,436	$1,146,354

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $5,525 and $6,099 as of March 31, 2026 and December 31, 2025, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $918 and $1,075 as of March 31, 2026 and December 31, 2025, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $96 and $130 as of March 31, 2026 and December 31, 2025, respectively.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $5 and $9 as of March 31, 2026 and December 31, 2025, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $5 and $7 as of March 31, 2026 and December 31, 2025, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $65 and $75 as of March 31, 2026 and December 31, 2025, respectively.

(7) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $50 and $56 as of March 31, 2026 and

December 31, 2025, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $61 and $67 as of March 31, 2026 and

December 31, 2025, respectively.

(9) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $511 and $564 as of March 31, 2026 and

December 31, 2025, respectively.

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

March 31, 2026

(in thousands, except share and per share amounts)

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following the amendment and several commitment between the fourth quarter of 2024 and the third quarter of 2025 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment
No. 3, the Credit Facility is now composed of $695,000 of revolving credit and $153,138 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit
Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $496,393, composed of $346,539 of revolving credit and $149,854 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the
SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by
SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and
SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The
SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the three months ended March 31, 2026 and the year ended December 31, 2025 was 5.44% and 5.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the three months ended March 31, 2026 and the year ended December 31, 2025 were $1,154,436 and $1,223,260, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Per Share Data: (a)
Net asset value, beginning of year	$18.26	$18.20
Net investment income	0.33	0.41
Net realized and unrealized gain (loss)	(0.02)	(0.04)
Net increase in net assets resulting from operations	0.31	0.37
Distributions to stockholders:
From distributable earnings	(0.33)	(0.41)
From return of capital	(0.08)	—
Net asset value, end of period	$18.16	$18.16
Per share market value, end of period	$14.31	$16.86
Total Return (b)(c)	0.79%	6.82%
Net assets, end of period	$990,750	$990,485
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	1.79%	2.23%
Operating expenses	1.51%*	1.53%*
Interest and other credit facility expenses	1.65%	1.60%
Total expenses	3.16%*	3.13%*
Average debt outstanding	$1,117,287	$1,010,398
Portfolio turnover ratio	5.6%	9.7%

(a)
Calculated using the average shares outstanding method.
(b)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2025 and December 31, 2024 was $15.46 and $16.16, respectively. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the three months ended March 31, 2026 and 2025, the ratios of operating expenses to average net assets would be 1.51% and 1.53%, respectively, without the performance-based incentive fee waiver. For the three months ended March 31, 2026 and 2025, the ratios of total expenses to average net assets would be 3.16% and 3.13%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of March 31, 2026 and December 31, 2025 was $406,507 and $394,096, respectively, comprised of the following:

	March 31, 2026	December 31, 2025
SLR Credit Solutions*	$44,263	$44,263
Ardelyx, Inc.	29,272	29,272
Wilbur-Ellis Holdings II, LLC	26,626	26,376
Treace Medical Concepts, Inc.	24,332	24,332
Infillion Inc.	20,196	16,774
SLR Business Credit*	20,000	20,000
SLR Healthcare ABL*	18,700	18,700
Lyneer Staffing Solutions, LLC	18,502	16,000
SLR Equipment Finance*	14,500	9,500
BDG Media, Inc.	12,997	10,946
Refocus Management Services, LLC	12,053	—
OIS Management Services, LLC	11,416	11,416
Southern Lifting and Hoisting, LLC	11,399	10,115
Stella & Chewy's, LLC	10,962	9,248
Copper River Seafoods, Inc.	10,534	10,803
DeepIntent, Inc.	10,402	9,777
Western Veterinary Partners LLC	9,177	21,179
SunMed Receivables I, LLC	7,623	7,623
Quantcast Corporation	7,497	6,275
Velocity One, LLC	7,250	7,250
Arcutis Biotherapeutics, Inc.	6,329	12,658
WMD Funding LLC	5,893	6,191
Sightly Enterprises, Inc.	5,628	5,651
The Townsend Company, LLC	5,402	5,755
Southern Transport LLC	5,381	6,062
Pinnacle Fertility, Inc.	5,280	5,280
Alkeme Intermediary Holdings, LLC	5,000	—
One Touch Direct, LLC	4,827	3,544
SPAR Marketing Force, Inc.	4,456	7,665
iCIMS, Inc.	3,823	2,945
Streamland Media Holdings LLC	3,561	3,659
Sherwood Management Co., Inc.	3,162	5,100
Plastic Management, LLC	3,128	3,128
33Across Inc.	2,944	2,418
Southern Orthodontic Partners Management, LLC	2,314	—
SLR Senior Lending Program LLC*	2,125	2,125
United Digestive MSO Parent, LLC	1,927	1,927
Bayside Opco, LLC	1,721	2,093
SunMed Group Holdings, LLC	1,621	1,621
OmniGuide Holdings, Inc.	1,190	—
Tilley Distribution, Inc.	1,007	1,007
EyeSouth Eye Care Holdco LLC	959	1,279
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	2	102
WALCO Funding, LLC	—	2,911
Total Commitments	$406,507	$394,096

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of March 31, 2026 and March 31, 2025, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of March 31, 2026, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended March 31, 2026	Three months ended March 31, 2025	Three months ended March 31, 2026	Three months ended March 31, 2025
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2026, total commitments to the revolving credit facility were $300,000.

As of March 31, 2026, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $397,368 on total assets of $412,279. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404,097 on total assets of $420,735. As of March 31, 2026 and December 31, 2025, the largest loan outstanding totaled $32,474 and $29,916, respectively. For the same periods, the average exposure per issuer was $15,283 and $15,542, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $212,677 and $215,830 of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Credit had net income of $2,927 and $5,200, respectively, on gross income of $10,013 and $10,056, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

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

As of March 31, 2026, SLR Equipment had 465 funded equipment-backed leases and loans to 236 different customers with a total net investment in leases and loans of approximately $290,857 on total assets of $333,993. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299,753 on total assets of $338,285. As of March 31, 2026 and December 31, 2025, the largest position outstanding totaled $16,413 and $17,768, respectively. For the same periods, the average exposure per customer was $1,232 and $1,234, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $232,298 and $237,500 of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Equipment had net income (loss) of $3,713 and ($1,917), respectively, on gross income of $10,129 and $6,655, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

Note 13. Kingsbridge Holdings, LLC

On November 3, 2020, the Company acquired 87.5% of the equity securities of Kingsbridge Holdings, LLC (“KBH”) through KBH Topco LLC (“KBHT”), a Delaware corporation. KBH is a residual-focused independent mid-ticket lessor of equipment primarily to U.S. investment grade companies. The Company invested $216,596 to effect the transaction, of which $136,596 was invested to acquire 87.5% of KBHT’s equity and $80,000 of KBH’s debt. The existing management team of KBH committed to continuing to lead KBH after the transaction. Following the transaction, the Company owned 87.5% of KBHT’s equity and the KBH management team owned the remaining 12.5% of KBHT’s equity. On March 13, 2024, as per the terms of the original purchase agreement, the Company acquired 3.125% of KBHT’s equity from the KBH management team. On March 11, 2025, as per the terms of the original purchase agreement, the Company acquired an additional 3.125% of KBHT’s equity from the KBH management team. On March 16, 2026, as per the terms of the original purchase agreement, the Company acquired an additional 6.25% of KBHT’s equity from the KBH management team. Effective with these purchases, the Company owns 100% of KBHT’s equity.

As of March 31, 2026 and December 31, 2025, KBHT had total assets of $956,433 and $940,258, respectively. For the same periods, debt recourse to KBHT totaled $319,993 and $309,367, respectively, and non-recourse debt totaled $405,964 and $407,803, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2026 and 2025, KBHT had net income of $1,443 and $3,364, respectively, on gross income of $70,793 and $97,942, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2026, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective upon an amendment dated March 27, 2026, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $300,000 under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2026, the portfolio totaled approximately $253,250 of commitments with a total net investment in loans of $111,147 on total assets of $119,600. As of December 31, 2025, the portfolio totaled approximately $297,750 of commitments with a total net investment in loans of $157,025 on total assets of $165,380. At March 31, 2026, the portfolio consisted of 48 issuers with an average balance of approximately $2,316 versus 48 issuers with an average balance of approximately $3,271 at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $83,900 and $127,200 of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Healthcare had net income of $1,808 and $1,431, respectively, on gross income of $5,557 and $5,304, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

Note 15. SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51,000 to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from SUNS of $19,000 and borrowings on NMC’s credit facility of $47,671. SLRC acquired SLR Business Credit in connection with the SUNS acquisition on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $127,000 was funded with $30,000 of equity from the Company and the remaining $97,000 from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2026, the portfolio totaled approximately $909,142 of commitments, of which, on a net basis, approximately $524,140 were funded, on total assets of $568,632. As of December 31, 2025, the portfolio totaled approximately $920,443 of commitments, of which $535,201 were funded, on total assets of $574,114. At March 31, 2026, the portfolio consisted of 178 issuers with an average balance of approximately $2,945 versus 179 issuers with an average balance of approximately $2,990 at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367,000 which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $254,218 and $273,161 of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Business Credit had net income of $1,940 and $2,551 respectively, on gross income of $12,041 and $12,928, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

Note 16. Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended March 31, 2026 or for the fiscal year ended December 31, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150,000 facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $96,500 and $94,500, respectively.

As of March 31, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of March 31, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of March 31, 2026 and December 31, 2025, SSLP had total assets of $194,907 and $192,810, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three months ended March 31, 2026, SSLP invested $9,841 in 5 portfolio companies. Investments sold or prepaid totaled $3,434 for the three months ended March 31, 2026. For the three months ended March 31, 2025, SSLP invested $6,588 in 6 portfolio companies. Investments prepaid totaled $19,918 for the three months ended March 31, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

SSLP Portfolio as of March 31, 2026

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.70%	5/2027	$9,075	$8,994	$9,075
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.46%	9/2026	2,073	2,073	2,073
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.96%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.92%	6/2028	9,896	9,896	9,896
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.42%	11/2030	5,084	4,985	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.92%	5/2029	9,898	9,714	9,898
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.17%	11/2029	3,163	3,102	3,163
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.27%	10/2029	9,898	9,860	9,898
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.57%	1/2029	9,949	9,836	9,949
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	8.80%	2/2029	7,362	7,362	7,362
iCIMS, Inc.(4)	Software	S+575	0.75%	9.42%	8/2028	10,000	9,972	10,000
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	9.77%	3/2029	7,931	7,810	7,931
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.63%	10/2029	2,751	2,702	2,751
NS and Associates LLC	Consumer Staples Distribution & Retail	S+525	1.00%	8.90%	8/2030	8,056	7,944	8,056
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	9.92%	7/2028	5,774	5,683	5,774
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	8.87%	3/2028	13,398	13,398	13,398
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.70%	8/2027	5,507	5,437	5,507
RQM+ Corp.(4)	Life Sciences Tools & Services	S+725	1.00%	11.21%	8/2029	6,547	6,547	5,238
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.67%	3/2027	8,758	8,758	8,758
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.27%	6/2028	8,742	8,742	8,742
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.67%	8/2030	12,863	12,571	12,863
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	9.85%	12/2026	5,103	5,103	5,001
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.40%	3/2029	4,995	4,901	4,995
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.35%	9/2027	3,288	3,251	3,288
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	10/2027	15,039	14,975	15,039
							$187,607	$187,531

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2026.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

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

Below is certain summarized financial information for SSLP as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025:

	March 31, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $187,607 and $180,681, respectively)	$187,531	$181,369
Cash and other assets	7,376	11,441
Total assets	$194,907	$192,810
Debt outstanding ($96,500 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,748 and $1,843, respectively)	$94,752	$92,657
Distributions payable	2,585	1,885
Interest payable and other credit facility related expenses	1,435	1,488
Accrued expenses and other payables	258	268
Total liabilities	$99,030	$96,298
Members’ equity	$95,877	$96,512
Total liabilities and members’ equity	$194,907	$192,810

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2026

(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2026	March 31, 2025
Selected Income Statement Information for SSLP:
Interest income	$4,412	$4,469
Service fees*	115	105
Interest and other credit facility expenses	1,531	2,242
Other general and administrative expenses	52	71
Total expenses	1,698	2,418
Net investment income	$2,714	$2,051
Realized gain on investments	—	323
Net change in unrealized gain (loss) on investments	(763)	(285)
Net realized and unrealized gain (loss) on investments	$(763)	$38
Net income	$1,951	$2,089

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

On April 15, 2026, revolving credit commitments to the Credit Facility were increased by $25,000 with the addition of a new lender. Total revolving commitments now total $720,000.

On May 4, 2026, the Board approved a Fourth Amended and Restated Investment Advisory and Management Agreement pursuant to which the performance-based incentive fee payable by the Company to our Investment Adviser was permanently reduced from 20% to 17.5%, beginning with the second quarter of 2026.

On May 5, 2026, the Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of the
Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule 10b-18 of the 1934 Act, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 5, 2027 or until $50,000 of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.

On May 5, 2026, the Board declared a quarterly distribution of $0.31 per share payable on June 26, 2026 to holders of record as of June 12, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 5, 2026

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
•
changes in political, economic or industry conditions, relations between the United States, Iran, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;
•
the escalating conflicts and various social and political circumstances in the U.S., the Middle East and other parts of the world;
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
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Recent Developments

On April 15, 2026, revolving credit commitments to the Credit Facility were increased by $25 million with the addition of a new lender. Total revolving commitments now total $720 million.

On May 4, 2026, the Board approved a Fourth Amended and Restated Investment Advisory and Management Agreement pursuant to which the performance-based incentive fee payable by the Company to our Investment Adviser was permanently reduced from 20% to 17.5%, beginning with the second quarter of 2026.

On May 5, 2026, the Board authorized an extension of a program for the purpose of repurchasing up to $50 million of the
Company’s outstanding shares of common stock. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of the Company’s outstanding common stock in the open market from time to time provided that the Company complies with the Company’s code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as
amended (the “1934 Act”), including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by the Board, the Company expects the repurchase program to be in place until the earlier of May 5, 2027 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that the Company will engage in any repurchases.

On May 5, 2026, the Board declared a quarterly distribution of $0.31 per share payable on June 26, 2026 to holders of record as of June 12, 2026.

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

Portfolio and Investment Activity

During the three months ended March 31, 2026, we invested approximately $118.7 million across 33 portfolio companies. This compares to investing approximately $193.5 million in 30 portfolio companies during the three months ended March 31, 2025. Investments sold, prepaid or repaid during the three months ended March 31, 2026 totaled approximately $137.5 million versus approximately $196.9 million for the three months ended March 31, 2025.

At March 31, 2026, our portfolio consisted of 99 portfolio companies and was invested 22.5% in cash flow senior secured loans, 46.5% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 20.8% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 10.2% in life science investments, in each case, measured at fair value, versus 118 portfolio companies invested 28.6% in cash flow senior secured loans, 38.9% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 21.6% in equipment senior secured financings / SLR Equipment / KBH, and 10.9% in life science investments, in each case, measured at fair value, at March 31, 2025.

At March 31, 2026, 83.1%, or $1.72 billion, of our income producing investment portfolio* was floating rate and 16.9%, or $349.9 million, was fixed rate, measured at fair value. At March 31, 2025, 81.5%, or $1.61 billion, of our income producing investment portfolio* was floating rate and 18.5%, or $364.4 million, was fixed rate, measured at fair value. As of March 31, 2026 and 2025, we had zero and one issuer, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of March 31, 2026, total commitments to the revolving credit facility were $300 million.

As of March 31, 2026, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $397.4 million on total assets of $412.3 million. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404.1 million on total assets of $420.7 million. As of March 31, 2026 and December 31, 2025, the largest loan outstanding totaled $32.5 million and $29.9 million, respectively. For the same periods, the average exposure per issuer was $15.3 million and $15.5 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $212.7 million and $215.8 million of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Credit had net income of $2.9 million and $5.2 million, respectively, on gross income of $10.0 million and $10.1 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of March 31, 2026, SLR Equipment had 465 funded equipment-backed leases and loans to 236 different customers with a total net investment in leases and loans of approximately $290.9 million on total assets of $334.0 million. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299.8 million on total assets of $338.3 million. As of March 31, 2026 and December 31, 2025, the largest position outstanding totaled $16.4 million and $17.8 million, respectively. For the same periods, the average exposure per customer was $1.2 million and $1.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $232.3 million and $237.5 million of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Equipment had net income (loss) of $3.7 million and ($1.9) million, respectively, on gross income of $10.1 million and $6.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

On March 16, 2026, as per the terms of the original purchase agreement, the Company acquired an additional 6.25% of KBHT’s equity from the KBH management team. Effective with these purchases, the Company owns 100% of KBHT’s equity.

As of March 31, 2026 and December 31, 2025, KBHT had total assets of $956.4 million and $940.3 million, respectively. For the same periods, debt recourse to KBHT totaled $320.0 million and $309.4 million, respectively, and non-recourse debt totaled $406.0 million and $407.8 million, respectively. None of the debt is recourse to the Company. For the three months ended March 31, 2026 and 2025, KBHT had net income of $1.4 million and $3.4 million, respectively, on gross income of $70.8 million and $97.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2026, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective with an amendment dated March 27, 2026, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $300 million under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2026, the portfolio totaled approximately $253.3 million of commitments with a total net investment in loans of $111.1 million on total assets of $119.6 million. As of December 31, 2025, the portfolio totaled approximately $297.8 million of commitments with a total net investment in loans of $157.0 million on total assets of $165.4 million. At March 31, 2026, the portfolio consisted of 48 issuers with an average balance of approximately $2.3 million versus 48 issuers with an average balance of approximately $3.3 million at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $83.9 million and $127.2 million of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Healthcare had net income of $1.8 million and $1.4 million, respectively, on gross income of $5.6 million and $5.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

SLR Business Credit

SUNS acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. SUNS invested approximately $51.0 million to effect the transaction. Subsequently, SUNS contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, SUNS and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. SUNS and ESP SSC Corporation then owned 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, SUNS’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from SUNS of $19.0 million and borrowings on NMC’s credit facility of $47.7 million. SLRC acquired SLR Business Credit in connection with the SUNS acquisition on April 1, 2022. On September 27, 2024, NMC acquired an asset-based factoring portfolio and operations from Webster Bank, N.A.’s Commercial Services Division. The transaction purchase price of approximately $127 million was funded with $30 million of equity from the Company and the remaining $97 million from borrowings on NMC’s credit facility.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2026, the portfolio totaled approximately $909.1 million of commitments, of which, on a net basis, approximately $524.1 million were funded, on total assets of $568.6 million. As of December 31, 2025, the portfolio totaled approximately $920.4 million of commitments, of which $535.2 million were funded, on total assets of $574.1 million. At March 31, 2026, the portfolio consisted of 178 issuers with an average balance of approximately $2.9 million versus 179 issuers with an average balance of approximately $3.0 million at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367.0 million, which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $254.2 million and $273.2 million of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, SLR Business Credit had net income of $1.9 million and $2.6 million, respectively, on gross income of $12.0 million and $12.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Stock Repurchase Program

On May 7, 2025, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2026 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended March 31, 2026 or for the fiscal year ended December 31, 2025.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150 million facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $96.5 million and $94.5 million, respectively.

As of March 31, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of March 31, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of March 31, 2026 and December 31, 2025, SSLP had total assets of $194.9 million and $192.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three months ended March 31, 2026, SSLP invested $9.8 million in 5 portfolio companies. Investments sold or prepaid totaled $3.4 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, SSLP invested $6.6 million in 6 portfolio companies. Investments prepaid totaled $19.9 million for the three months ended March 31, 2025.

SSLP Portfolio as of March 31, 2026 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.70%	5/2027	$9,075	$8,994	$9,075
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.46%	9/2026	2,073	2,073	2,073
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.96%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.92%	6/2028	9,896	9,896	9,896
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.42%	11/2030	5,084	4,985	5,084
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.92%	5/2029	9,898	9,714	9,898
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.17%	11/2029	3,163	3,102	3,163
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.27%	10/2029	9,898	9,860	9,898
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.57%	1/2029	9,949	9,836	9,949
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	8.80%	2/2029	7,362	7,362	7,362
iCIMS, Inc.(4)	Software	S+575	0.75%	9.42%	8/2028	10,000	9,972	10,000
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+600	1.00%	9.77%	3/2029	7,931	7,810	7,931
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.63%	10/2029	2,751	2,702	2,751
NS and Associates LLC	Consumer Staples Distribution & Retail	S+525	1.00%	8.90%	8/2030	8,056	7,944	8,056
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	9.92%	7/2028	5,774	5,683	5,774
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+500	0.75%	8.87%	3/2028	13,398	13,398	13,398
Plastic Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.70%	8/2027	5,507	5,437	5,507
RQM+ Corp.(4)	Life Sciences Tools & Services	S+725	1.00%	11.21%	8/2029	6,547	6,547	5,238
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.67%	3/2027	8,758	8,758	8,758
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.27%	6/2028	8,742	8,742	8,742
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.67%	8/2030	12,863	12,571	12,863
Tilley Distribution, Inc.(4)	Trading Companies & Distributors	S+600	1.00%	9.85%	12/2026	5,103	5,103	5,001
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.40%	3/2029	4,995	4,901	4,995
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.35%	9/2027	3,288	3,251	3,288
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.92%	10/2027	15,039	14,975	15,039
							$187,607	$187,531

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of March 31, 2026.
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

Below is certain summarized financial information for SSLP as of March 31, 2026 and December 31, 2025 and for the three and three months ended March 31, 2026 and 2024:

	March 31, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $187,607 and $180,681, respectively)	$187,531	$181,369
Cash and other assets	7,376	11,441
Total assets	$194,907	$192,810
Debt outstanding ($96,500 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,748 and $1,843, respectively)	$94,752	$92,657
Distributions payable	2,585	1,885
Interest payable and other credit facility related expenses	1,435	1,488
Accrued expenses and other payables	258	268
Total liabilities	$99,030	$96,298
Members’ equity	$95,877	$96,512
Total liabilities and members’ equity	$194,907	$192,810

	Three months ended
	March 31, 2026	March 31, 2025
Selected Income Statement Information for SSLP:
Interest income	$4,412	$4,469
Service fees*	115	105
Interest and other credit facility expenses	1,531	2,242
Other general and administrative expenses	52	71
Total expenses	1,698	2,418
Net investment income	$2,714	$2,051
Realized gain on investments	—	323
Net change in unrealized gain (loss) on investments	(763)	(285)
Net realized and unrealized gain (loss) on investments	$(763)	$38
Net income	$1,951	$2,089

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2026 and 2025, capitalized PIK income totaled $5.6 million and $1.7 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three months ended March 31, 2026 and March 31, 2025 are presented below:

Investment Income

For the three months ended March 31, 2026 and 2025, gross investment income totaled $49.3 million and $53.2 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a decrease in index rates.

Expenses

Net expenses totaled $31.4 million and $31.1 million, respectively, for the three months ended March 31, 2026 and 2025, of which $12.2 million and $13.0 million, respectively, consisted of base management fees and performance-based incentive fees and $16.4 million and $15.8 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.8 million and $2.2 million, respectively, for the three months ended March 31, 2026 and 2025. Over the same periods, $14 thousand and $2 thousand of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in expenses for the year over year three month periods was primarily due to higher interest expense from an increase in average borrowings.

Net Investment Income

The Company’s net investment income totaled $17.9 million and $22.1 million, or $0.33 and $0.41, per average share, respectively, for the three months ended March 31, 2026 and 2025.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $138 million and $197 million, respectively, for the three months ended March 31, 2026 and 2025. Net realized losses over the same periods were $27 thousand and $422 thousand, respectively. Net realized loss for the three months ended March 31, 2026 and 2025 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2026 and 2025, net change in unrealized gain (loss) on the Company’s assets totaled ($0.7) million and ($1.8) million, respectively. Net unrealized loss for the three months ended March 31, 2026 was primarily due to depreciation in the value of our investments in Omniguide Holdings, Inc. and RQM+ Corp., among others, partially offset by appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit and SLR Equipment Finance, among others. Net unrealized loss for the three months ended March 31, 2025 was primarily due to depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker, LLC and SLR Senior Lending Program LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc., partially offset by appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit and Bayside Parent, LLC, among others

Net Increase in Net Assets from Operations

For the three months ended March 31, 2026 and 2025, the Company had a net increase in net assets resulting from operations of $17.1 million and $19.9 million, respectively. For the same periods, earnings per average share were $0.31 and $0.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of March 31, 2026, we had a total of $458.4 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

For the three months ended March 31, 2026 and 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of March 31, 2026, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases between the fourth quarter of 2024 and the third quarter of 2025 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $695.0 million of revolving credit and $153.1 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At March 31, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $496.4 million, composed of $346.5 million of revolving credit and $149.9 million of term loans.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At March 31, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $165.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At March 31, 2026, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. As of March 31, 2026 and December 31, 2025, we held face amounts of $390 million and $350 million, respectively, in cash equivalents.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2026:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$511.5	$—	$165.0	$346.5	$—
Unsecured senior notes	484.0	260.0	224.0	—	—
Term loans	149.9	9.9	—	140.0	—

(1)
As of March 31, 2026, we had a total of $458.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended March 31, 2026 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2026 (through March 31, 2026)	$346,539	$565	—	N/A
Fiscal 2025	352,248	568	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2026 (through March 31, 2026)	165,050	269	—	N/A
Fiscal 2025	165,050	266	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2026 (through March 31, 2026)	$75,000	$122	—	N/A
Fiscal 2025	75,000	121	—	N/A
Fiscal 2024	75,000	131	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2026 (through March 31, 2026)	50,000	81	—	N/A
Fiscal 2025	50,000	81	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2026 (through March 31, 2026)	135,000	220	—	N/A
Fiscal 2025	135,000	218	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2026 (through March 31, 2026)	49,000	80	—	N/A
Fiscal 2025	49,000	79	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Series H Unsecured Notes
Fiscal 2026 (through March 31, 2026)	50,000	81	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series I Unsecured Notes
Fiscal 2026 (through March 31, 2026)	50,000	81	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series J Unsecured Notes
Fiscal 2026 (through March 31, 2026)	75,000	122	—	N/A
Fiscal 2025	75,000	121	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Term Loans
Fiscal 2026 (through March 31, 2026)	149,854	244	—	N/A
Fiscal 2025	153,138	247	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2026 (through March 31, 2026)	$1,145,443	$1,865	—	N/A
Fiscal 2025	1,154,436	1,863	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A

Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of March 31, 2026, asset coverage was 186.5%.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable except for the 2042 Unsecured Notes which were publicly traded. The Average Market Value Per Unit is calculated by taking the daily average closing price during the period and dividing it by twenty-five dollars per share and multiplying the result by one thousand to determine a unit price per thousand consistent with Asset Coverage Per Unit. The average market value for the fiscal 2016 period was $100,175.

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2026 and December 31, 2025, respectively:

(in millions)	March 31, 2026	December 31, 2025
SLR Credit Solutions*	$44.3	$44.3
Ardelyx, Inc.	29.3	29.3
Wilbur-Ellis Holdings II, LLC	26.6	26.4
Treace Medical Concepts, Inc.	24.3	24.3
Infillion Inc.	20.2	16.8
SLR Business Credit*	20.0	20.0
SLR Healthcare ABL*	18.7	18.7
Lyneer Staffing Solutions, LLC	18.5	16.0
SLR Equipment Finance*	14.5	9.5
BDG Media, Inc.	13.0	10.9
Refocus Management Services, LLC	12.1	—
OIS Management Services, LLC	11.4	11.4
Southern Lifting and Hoisting, LLC	11.4	10.1
Stella & Chewy's, LLC	11.0	9.2
Copper River Seafoods, Inc.	10.5	10.8
DeepIntent, Inc.	10.4	9.8
Western Veterinary Partners LLC	9.2	21.1
SunMed Receivables I, LLC	7.6	7.6
Quantcast Corporation	7.5	6.3
Velocity One, LLC	7.3	7.3
Arcutis Biotherapeutics, Inc.	6.3	12.7
WMD Funding LLC	5.9	6.2
Sightly Enterprises, Inc.	5.6	5.7
The Townsend Company, LLC	5.4	5.8
Southern Transport LLC	5.4	6.1
Pinnacle Fertility, Inc.	5.3	5.3
Alkeme Intermediary Holdings, LLC	5.0	—
One Touch Direct, LLC	4.8	3.5
SPAR Marketing Force, Inc.	4.5	7.7
iCIMS, Inc.	3.8	2.9
Streamland Media Holdings LLC	3.6	3.7
Sherwood Management Co., Inc.	3.2	5.1
Plastic Management, LLC	3.1	3.1
33Across Inc.	2.9	2.4
Southern Orthodontic Partners Management, LLC	2.3	—
SLR Senior Lending Program LLC*	2.1	2.1
United Digestive MSO Parent, LLC	1.9	1.9
Bayside Opco, LLC	1.7	2.1
SunMed Group Holdings, LLC	1.6	1.6
OmniGuide Holdings, Inc.	1.2	—
Tilley Distribution, Inc.	1.0	1.0
EyeSouth Eye Care Holdco LLC	1.0	1.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.0	0.1
WALCO Funding, LLC	—	2.9
Total Commitments	$406.5	$394.1

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2026
May 5, 2026	June 12, 2026	June 26, 2026	$0.31
February 24, 2026	March 13, 2026	March 27, 2026	0.41
Total 2026			$0.72
Fiscal 2025
November 4, 2025	December 12, 2025	December 26, 2025	$0.41
August 5, 2025	September 12, 2025	September 26, 2025	0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.64
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the three months ended March 31, 2026, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.05

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Fourth Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC*

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2026.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)