Form 10-Q
period 2026-06-30
SLR Investment Corp.
filed 2026-08-04
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2026

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2026 was 54,554,634.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (unaudited) and December 31, 2025	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 (unaudited) and the three and six months ended June 30, 2025 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 (unaudited) and the six months ended June 30, 2025 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2026 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2025	14

	Notes to Consolidated Financial Statements (unaudited)	22

	Report of Independent Registered Public Accounting Firm	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

	Signatures	74

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,070,874 and $1,092,009, respectively)	$1,053,657	$1,092,822
Companies 5% to 25% owned (cost: $112,452 and $109,346, respectively)	99,408	98,067
Companies more than 25% owned (cost: $955,971 and $953,384, respectively)	946,266	933,923
Cash	24,400	15,716
Cash equivalents (cost: $398,085 and $348,585, respectively)	398,085	348,585
Dividends receivable	13,605	15,178
Interest receivable	12,163	11,865
Receivable for investments sold	11,078	55,271
Prepaid expenses and other assets	1,373	1,137
Total assets	$2,560,035	$2,572,564
Liabilities
Debt ($1,160,159 and $1,154,436 face amounts, respectively, reported net of unamortized debt issuance costs of $6,473 and $8,082, respectively. See note 7)	$1,153,686	$1,146,354
Payable for investments and cash equivalents purchased	398,085	402,727
Management fee payable (see note 3)	7,847	7,956
Performance-based incentive fee payable (see note 3)	3,749	5,384
Interest payable (see note 7)	9,079	9,269
Administrative services payable (see note 3)	2,982	3,127
Other liabilities and accrued expenses	2,500	1,754
Total liabilities	$1,577,928	$1,576,571
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,115,023	1,115,023
Accumulated distributable net loss	(133,462)	(119,576)
Total net assets	$982,107	$995,993
Net Asset Value Per Share	$18.00	$18.26

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$26,989	$29,162	$54,929	$58,336
Companies 5% to 25% owned	1,242	1,243	2,453	2,467
Companies more than 25% owned	3,972	3,187	7,938	6,422
Dividends:
Companies 5% to 25% owned	864	786	1,708	1,556
Companies more than 25% owned	13,972	17,800	27,994	35,596
Other income:
Companies less than 5% owned	1,665	1,626	2,855	2,500
Companies more than 25% owned	116	109	230	214
Total investment income	48,820	53,913	98,107	107,091
EXPENSES:
Management fees (see note 3)	7,847	7,760	15,631	15,273
Performance-based incentive fees (see note 3)	3,764	5,397	8,223	10,923
Interest and other credit facility expenses (see note 7)	16,784	16,742	33,166	32,582
Administrative services expense (see note 3)	1,599	1,503	3,045	2,864
Other general and administrative expenses	1,081	922	2,461	1,757
Total expenses	31,075	32,324	62,526	63,399
Performance-based incentive fees waived (see note 3)	(16)	(20)	(30)	(22)
Net expenses	31,059	32,304	62,496	63,377
Net investment income	$17,761	$21,609	$35,611	$43,714
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(152)	$235	$(179)	$(187)
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(11,571)	1,401	(18,029)	(1,379)
Companies 5% to 25% owned	(1,444)	83	(1,765)	(1,944)
Companies more than 25% owned	3,675	904	9,755	3,954
Net change in unrealized gain (loss) on investments and cash equivalents	(9,340)	2,388	(10,039)	631
Net realized and unrealized gain (loss) on investments and cash equivalents	(9,492)	2,623	(10,218)	444
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,269	$24,232	$25,393	$44,158
EARNINGS PER SHARE (see note 5)	$0.15	$0.44	$0.47	$0.81

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,761	$21,609	$35,611	$43,714
Net realized gain (loss)	(152)	235	(179)	(187)
Net change in unrealized gain (loss)	(9,340)	2,388	(10,039)	631
Net increase in net assets resulting from operations	8,269	24,232	25,393	44,158
Distributions to stockholders:
From net investment income	(16,912)	(21,609)	(35,611)	(43,714)
From return of capital	—	(759)	(3,668)	(1,021)
Net distributions to stockholders	(16,912)	(22,368)	(39,279)	(44,735)
Total increase (decrease) in net assets	(8,643)	1,864	(13,886)	(577)
Net assets at beginning of period	990,750	990,485	995,993	992,926
Net assets at end of period	$982,107	$992,349	$982,107	$992,349

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$25,393	$44,158
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments and cash equivalents	179	187
Net change in unrealized (gain) loss on investments	10,039	(631)
Deferred financing costs/market discount amortization	1,685	1,495
Net accretion of discount on investments	(3,608)	(3,472)
(Increase) decrease in operating assets:
Purchase of investments	(321,042)	(526,779)
Proceeds from disposition of investments	347,235	403,843
Capitalization of payment-in-kind income	(7,360)	(3,489)
Collections of payment-in-kind income	38	1,037
Receivable for investments sold	44,193	1,472
Interest receivable	(298)	1,530
Dividends receivable	1,573	(2,425)
Prepaid expenses and other assets	(236)	(618)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(4,642)	(48,606)
Management fee payable	(109)	21
Performance-based incentive fee payable	(1,635)	(543)
Administrative services expense payable	(145)	(3,031)
Interest payable	(190)	(1,334)
Other liabilities and accrued expenses	746	470
Net Cash Provided by (Used in) Operating Activities	91,816	(136,715)
Cash Flows from Financing Activities:
Cash distributions paid	(39,279)	(44,735)
Proceeds from unsecured borrowings	—	49,820
Repayment of unsecured borrowings	—	(85,000)
Proceeds from secured borrowings	228,924	496,474
Repayment of secured borrowings	(223,277)	(321,334)
Net Cash Provided by (Used in) Financing Activities	(33,632)	95,225
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,184	(41,490)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	364,301	414,271
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$422,485	$372,781
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,671	$32,421

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 126.0%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+200	8.50%	10.50%	1/2024	10/2027	$1,595	$1,595	$1,595
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+500	1.00%	8.62%	9/2023	5/2027	19,240	19,071	19,240
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(12)	1.00%	10.49%	4/2022	9/2026	2,174	2,172	2,065
AMF Levered II, LLC	Financial Services	S+705	1.00%	10.82%	6/2026	6/2027	30,000	29,705	29,700
BayMark Health Services, Inc.	Health Care Providers & Services	S+500	1.00%	8.99%	4/2022	6/2027	8,179	8,105	7,770
Bayside Opco, LLC(23)	Health Care Providers & Services	S+725	1.00%	11.13%	5/2023	5/2027	20,007	20,007	20,007
Bayside Parent, LLC(23)	Health Care Providers & Services	S+1000(11)	1.00%	13.88%	5/2023	5/2027	7,423	7,423	7,423
BDG Media, Inc.	Media	P+525	5.50%	12.00%	7/2022	7/2026	6,693	6,693	6,693
Blazing Star Parent, LLC(16)	Consumer Staples Distribution & Retail	S+700	1.00%	10.67%	8/2025	8/2030	16,088	15,887	16,088
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	8.89%	6/2021	6/2028	28,608	28,378	28,608
Clifford Loan Ventures, LLC & Clifford Preferred Ventures Holdings LLC(3)	Capital Markets	S+700	1.00%	10.63%	9/2025	9/2028	17,521	17,308	17,521
Copper River Seafoods, Inc.	Food Products	P+200	—	8.75%	12/2023	4/2028	4,767	4,767	4,767
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	8.89%	5/2023	5/2029	18,535	18,356	18,535
DeepIntent, Inc.	Media	P+135	3.90%	8.10%	12/2023	9/2030	2,400	2,400	2,400
Enhanced Permanent Capital, LLC(3)	Capital Markets	S+625	1.00%	9.92%	12/2020	6/2029	55,106	54,279	56,759
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+575	1.00%	9.49%	10/2022	10/2029	3,199	3,145	3,199
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+500	0.75%	8.57%	1/2023	1/2029	22,027	21,694	22,027
iCIMS, Inc.(16)	Software	S+575	0.75%	9.41%	8/2022	8/2028	25,855	25,689	23,787
Infillion Inc.	Professional Services	P+175	—	8.50%	5/2025	4/2029	18,598	18,598	18,598
Insight Capital Solutions, LLC	Financial Services	S+625	1.00%	9.95%	6/2025	10/2030	45,000	44,607	45,000
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	10.85%	12/2018	12/2027	142,500	142,385	142,500
Logix Holding Company, LLC	Communications Equipment	S+700(14)	2.00%	10.67%	9/2018	12/2028	10,531	10,531	10,005
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	10.48%	7/2022	7/2027	30,500	30,346	30,500
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	7.75%	4/2025	4/2028	35,968	35,968	35,249
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+600	1.00%	9.98%	3/2023	3/2029	18,927	18,638	18,927
Modivcare Buyer, LLC	Health Care Providers & Services	S+400	1.00%	7.66%	5/2026	5/2031	25,798	25,480	25,475
OIS Management Services, LLC	Health Care Providers & Services	S+475	0.75%	8.48%	10/2025	11/2028	9,414	9,336	9,414
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	7.50%	12/2023	3/2027	4,868	4,868	4,868
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+450	0.75%	8.37%	3/2025	3/2028	974	950	974
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	8.64%	4/2022	8/2027	24,308	23,989	24,308
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	8.91%	6/2024	6/2029	6,447	6,396	6,447
ReFocus Management Services, LLC	Health Care Providers & Services	S+500	1.00%	8.64%	2/2026	2/2029	9,807	9,626	9,807
RQM+ Corp.**	Life Sciences Tools & Services	S+725(11)	1.00%	—	8/2021	8/2029	26,724	25,739	18,707
Sherwood Management Co., Inc.	Specialty Retail	S+500	2.00%	8.92%	3/2025	3/2030	8,216	8,153	8,216
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(10)	1.00%	10.49%	6/2024	6/2029	3,409	3,409	3,409
Sightly Enterprises, Inc.	Media	P+475	6.00%	11.50%	1/2024	12/2026	2,683	2,683	2,683
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.19%	6/2025	6/2027	1,800	1,800	1,800
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	22,213	22,213	22,213
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+475	1.00%	8.48%	6/2022	7/2029	19,252	19,098	19,252
Southern Transport LLC	Transportation Infrastructure	P+25	6.00%	7.00%	1/2025	1/2027	13,529	13,529	13,529
SPAR Marketing Force, Inc.	Media	P+125	—	8.00%	12/2023	10/2027	14,362	14,362	14,362
Stella & Chewy's, LLC(16)	Consumer Staples Distribution & Retail	S+525	2.00%	8.91%	3/2025	3/2028	14,206	14,123	14,206

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Streamland Media Holdings LLC	Professional Services	S+400	2.00%	9.66%	5/2025	5/2030	$5,500	$5,456	$5,500
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.26%	6/2021	6/2028	14,598	14,454	14,598
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.61%	10/2025	6/2028	1,906	1,891	1,906
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(24)	1.00%	10.79%	4/2022	2/2027	4,809	4,777	4,136
The Children's Place, Inc.(16)	Specialty Retail	S+625	2.00%	9.91%	12/2025	12/2030	27,291	26,917	26,745
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	8.64%	8/2023	8/2030	13,563	13,327	13,563
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.13%	12/2024	12/2027	20,000	19,894	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2023	3/2029	14,463	14,224	14,463
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	7.91%	6/2025	6/2030	5,250	5,196	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	8.98%	1/2024	10/2027	45,385	45,035	45,385
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.62%	6/2025	6/2030	23,860	23,860	23,860
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	23,260	23,260	23,260
Total First Lien Bank Debt/ Senior Secured Loans								$991,792	$987,299
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	9.57%	12/2021	8/2029	$33,425	$35,342	$37,069
Ardelyx, Inc.(3)	Pharmaceuticals	S+455	3.50%	8.17%	2/2022	7/2030	70,048	70,940	71,449
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,583	23,161
OmniGuide Holdings, Inc. (13)**	Health Care Equipment & Supplies	S+580(11)	5.31%	—	7/2018	7/2026	31,450	34,073	19,185
Treace Medical Concepts, Inc.	Life Sciences Tools & Services	S+505	3.00%	8.67%	12/2025	1/2031	22,460	22,370	22,369
Vapotherm, Inc.(23)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,506	14,368
Total First Lien Life Science Senior Secured Loans								$199,814	$187,601
Second Lien Asset-Based Senior Secured Loans
nFusion Capital Finance, LLC	Financial Services	S+725	1.00%	10.88%	7/2025	7/2028	$35,000	$34,683	$35,000
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.49%	6/2025	12/2028	27,654	27,283	27,654
Total Second Lien Asset-Backed Senior Secured Loans								$61,966	$62,654
Total Senior Secured Loans								$1,253,572	$1,237,554

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Equipment Financing — 10.0%
SLR Equipment Finance Equity Interests (2)(9)(17)	Multi-Sector Holdings		7/2017		200	$145,000	$98,000
Total Equipment Financing						$145,000	$98,000

Preferred Equity – 3.5%
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	$4,600	$959
Veronica Holdings, LLC (Vapotherm)(23)	Health Care Equipment & Supplies	9.00%(11)	9/2024	—	13,055,991	32,663	33,350
Total Preferred Equity						$37,263	$34,309

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—74.3%
Bayside Parent, LLC (23)*	Health Care Providers & Services	5/2023	6,526	$11,411	$12,497
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	78,846	30	—
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	—
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	84,000,000	156,485	186,467
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	28
OmniGuide Holdings, Inc. Warrants*	Health Care Equipment & Supplies	9/2025	2,625,000	11	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	335,150	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	872	5,216	—
RD Holdco, Inc. (Rug Doctor) Class C (2)*	Diversified Consumer Services	12/2025	350,120	10,272	13,408
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	23,467	235	133
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(23)*	Broadline Retail	6/2023	—	26,112	11,124
SLR Business Credit (2)(3)(19)	Financial Services	4/2022	100	111,583	137,000
SLR Credit Solutions (2)(3)(20)	Financial Services	12/2012	280,303	280,737	281,000
SLR Healthcare ABL (2)(3)(21)	Financial Services	4/2022	32,839	34,335	38,000
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	47,132
Venus Concept Ltd. Warrants* (f/k/a Restoration Robotics)	Health Care Equipment & Supplies	5/2018	37	110	—
Veronica Holdings, LLC (Vapotherm)(23)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$703,462	$729,468
Total Investments (6) — 213.8%				$2,139,297	$2,099,331

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —40.5%
U.S. Treasury Bill (3.59% yield)	Government	6/2026	8/2026	$400,000	$398,085	$398,085
Total Investments & Cash Equivalents — 254.3%					$2,537,382	$2,497,416
Liabilities in Excess of Other Assets — (154.3%)						(1,515,309)
Net Assets — 100.0%						$982,107

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of June 30, 2026.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2026	Interest/ Dividend/ Other Income
Kingsbridge Holdings, LLC	$142,500	$—	$—	$—	$(36)	$142,500	$7,798
KBH Topco, LLC (Kingsbridge)	172,000	11,052	—	—	3,415	186,467	5,089
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class C)	13,408	—	—	—	—	13,408	—
SLR Business Credit (revolver)	—	—	—	—	—	—	—
SLR Business Credit	133,000	—	—	—	4,000	137,000	5,000
SLR Credit Solutions	281,000	—	—	—	—	281,000	8,000
SLR Equipment Finance (equity)	95,000	—	—	—	3,000	98,000	4,500
SLR Equipment Finance (debt)	8,500	3,500	12,000	—	—	—	46
SLR Healthcare ABL	37,500	—	—	—	500	38,000	2,755
SLR Healthcare ABL (revolver)	1,800	8,500	8,500	—	—	1,800	94
SLR Senior Lending Program LLC	48,256	—	—	—	(1,124)	47,132	2,880
SOINT, LLC	959	—	—	—	—	959	—
	$933,923	$23,052	$20,500	$—	$9,755	$946,266	$36,162

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 26.9% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized appreciation for U.S. federal income tax purposes is $8,982; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $139,677 and $130,695, respectively, based on a tax cost of $2,090,349. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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
Spread is S+575 cash / 1.25% PIK.
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

June 30, 2026

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2026	Interest/ Dividend Income
Bayside Opco, LLC	$19,725	$372	$90	$—	$—	$20,007	$1,103
Bayside Parent, LLC (loan)	6,933	490	—	—	—	7,423	502
Bayside Parent, LLC (equity)	12,497	—	—	—	—	12,497	—
SLR-AMI Topco Blocker, LLC	12,006	507	—	—	(1,389)	11,124	—
Vapotherm, Inc.	14,368	—	—	—	(120)	14,368	848
Veronica Holdings, LLC (preferred equity)	31,899	1,452	—	—	(256)	33,350	1,708
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$98,067	$2,821	$90	$—	$(1,765)	$99,408	$4,161

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(24) Spread is S+600 cash / 1.00% PIK.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2026
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	29.5%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC and SLR Equipment Finance)	20.3%
Health Care Providers & Services	10.4%
Pharmaceuticals	5.2%
Health Care Equipment & Supplies	5.1%
Capital Markets	4.5%
Diversified Consumer Services	4.4%
Professional Services	2.8%
Asset Management & Custody Banks	2.3%
Life Sciences Tools & Services	2.0%
Transportation Infrastructure	1.7%
Specialty Retail	1.7%
Consumer Finance	1.5%
Consumer Staples Distribution & Retail	1.4%
Media	1.3%
Commercial Services & Supplies	1.2%
Fertilizers & Agricultural Chemicals	1.1%
Software	1.1%
Insurance	0.9%
Broadline Retail	0.5%
Communications Equipment	0.5%
Aerospace & Defense	0.3%
Food Products	0.2%
Trading Companies & Distributors	0.1%
Total Investments	100.0%

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2026

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

June 30, 2026

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

On May 4, 2026, the Board approved a Fourth Amended and Restated Investment Advisory and Management Agreement between the Company and the Investment Adviser pursuant to which (i) the reduction to the base management fee previously reflected in the Letter Agreement was memorialized and (ii) the performance-based incentive fee payable by the Company to the Investment Adviser was permanently reduced from 20% to 17.5%, beginning with the second quarter of 2026.

The performance-based incentive fee has two parts, as follows: one part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7% annualized). The Company pays the Investment Adviser a performance-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no performance-based incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate; (2) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1212% (2.1875% prior to April 1, 2026) in any calendar quarter; and (3) 17.5% (20% prior to April 1, 2026) of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1212% (2.1875% prior to April 1, 2026) in any calendar quarter. These calculations are appropriately pro-rated for any period of less than three months.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 17.5% (20% prior to April 1, 2026) of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 17.5% (20% prior to April 1, 2026) of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2026 and 2025.

For the three and six months ended June 30, 2026, the Company recognized $7,847 and $15,631, respectively, in base management fees and $3,764 and $8,223, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2026, $16 and $30, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2025, the Company recognized $7,760 and $15,273, respectively, in base management fees and $5,397 and $10,923, respectively,

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

in performance-based incentive fees. For the three and six months ended June 30, 2025, $20 and $22, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the SUNS acquisition. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

For the three and six months ended June 30, 2026, the Company recognized expenses under the Administration Agreement of $1,599 and $3,045, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized expenses under the Administration Agreement of
$1,503 and $2,864, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30,
2025.

Note 4. Net Asset Value Per Share

At June 30, 2026, the Company’s total net assets and net asset value per share were $982,107 and $18.00, respectively. This compares to total net assets and net asset value per share at December 31, 2025 of $995,993 and $18.26, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$8,269	$24,232	$25,393	$44,158
Denominator - weighted average shares:	54,554,634	54,554,634	54,554,634	54,554,634
Earnings per share:	$0.15	$0.44	$0.47	$0.81

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

June 30, 2026

(in thousands, except share and per share amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025:

Fair Value Measurements

As of June 30, 2026

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,237,554	$—	$1,237,554
Equipment Financing	—	—	98,000	—	98,000
Preferred Equity	—	—	34,309	—	34,309
Common Equity/Equity Interests/Warrants	133	—	682,203	47,132	729,468
Total Investments	$133	$—	$2,052,066	$47,132	$2,099,331

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

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at June 30, 2026, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes, 2028 Series H Unsecured Notes, 2028 Series I Unsecured Notes and 2028 Series J Unsecured Notes (each as defined below) would be $552,109, $124,050, $74,250, $48,875, $132,975, $49,000, $49,875, $49,625 and $74,438, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

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

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2026:

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, March 31, 2026	$1,239,329	$111,569	$33,576	$680,619	$2,065,093
Total gains or losses included in earnings:
Net realized gain (loss)	7	(20)	—	(106)	(119)
Net change in unrealized gain (loss)	(11,783)	2,050	(130)	1,319	(8,544)
Purchase of investment securities*	204,306	—	863	371	205,540
Proceeds from dispositions of investment securities	(194,305)	(15,599)	—	—	(209,904)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2026	$1,237,554	$98,000	$34,309	$682,203	$2,052,066
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(10,962)	$2,000	$—	$1,319	$(7,643)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2025	$1,260,389	$119,021	$32,858	$664,150	$2,076,418
Total gains or losses included in earnings:
Net realized loss	(7)	(20)	—	(106)	(133)
Net change in unrealized gain (loss)	(18,373)	3,066	(256)	6,601	(8,962)
Purchase of investment securities*	315,260	3,487	1,707	11,558	332,012
Proceeds from dispositions of investment securities	(319,715)	(27,554)	—	—	(347,269)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, June 30, 2026	$1,237,554	$98,000	$34,309	$682,203	$2,052,066
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(17,490)	$3,000	$—	$6,601	$(7,889)

* Includes PIK capitalization and accretion of discount.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2026	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,218,369	Income Approach	Market Yield	7.7% – 37.4% (11.5%)
		$19,185	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$98,000	Market Multiple(1)	Comparable Multiple	1.2x – 1.4x (1.2x)
Preferred Equity	Asset	$33,350	Income Approach	Market Yield	9.0% – 9.0% (9.0%)
		$959	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$507,203	Market Multiple(2)	Comparable Multiple	1.4x – 13.3x (4.5x)
		$175,000	Market Approach	Return on Equity	5.2% – 30.4% (20.1%)

(1)
Includes $98,000 of investments valued using an implied multiple.
(2)
Includes $28 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $15,448 of investments valued using a recovery analysis, $210,088 of investments valued using an EBITDA multiple and $281,000 of investments using an implied multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$552,109	$547,093	(1)	$505,386	$499,287	(1)
SPV Credit Facility	124,050	123,272	(2)	165,050	163,975	(2)
2026 Unsecured Notes	75,000	74,937	(3)	75,000	74,870	(3)
2027 Unsecured Notes	50,000	49,998	(4)	50,000	49,991	(4)
2027 Series F Unsecured Notes	135,000	134,997	(5)	135,000	134,993	(5)
2027 Series G Unsecured Notes	49,000	48,945	(6)	49,000	48,925	(6)
2028 Series H Unsecured Notes	50,000	49,957	(7)	50,000	49,944	(7)
2028 Series I Unsecured Notes	50,000	49,946	(8)	50,000	49,933	(8)
2028 Series J Unsecured Notes	75,000	74,541	(9)	75,000	74,436	(9)
	$1,160,159	$1,153,686		$1,154,436	$1,146,354

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $5,016 and $6,099 as of June 30, 2026 and December 31, 2025, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $778 and $1,075 as of June 30, 2026 and December 31, 2025, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $63 and $130 as of June 30, 2026 and December 31, 2025, respectively.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $2 and $9 as of June 30, 2026 and December 31, 2025, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $3 and $7 as of June 30, 2026 and December 31, 2025, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $55 and $75 as of June 30, 2026 and December 31, 2025, respectively.

(7) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $43 and $56 as of June 30, 2026 and

December 31, 2025, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $54 and $67 as of June 30, 2026 and

December 31, 2025, respectively.

(9) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $459 and $564 as of June 30, 2026 and

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

June 30, 2026

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following the amendment and several commitment increases between the fourth quarter of 2024 and the second quarter of 2026 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $720,000 of revolving credit and $146,570 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $552,109, composed of $405,539 of revolving credit and $146,570 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the
SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by
SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and
SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The
SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $124,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the six months ended June 30, 2026 and the year ended December 31, 2025 was 5.40% and 5.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the six months ended June 30, 2026 and the year ended December 31, 2025 were $1,164,348 and $1,223,260, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Per Share Data: (a)
Net asset value, beginning of year	$18.26	$18.20
Net investment income	0.65	0.80
Net realized and unrealized gain (loss)	(0.19)	0.01
Net increase in net assets resulting from operations	0.46	0.81
Distributions to stockholders:
From distributable earnings	(0.65)	(0.80)
From return of capital	(0.07)	(0.02)
Net asset value, end of period	$18.00	$18.19
Per share market value, end of period	$12.37	$16.14
Total Return (b)(c)	(10.69)%	4.83%
Net assets, end of period	$982,107	$992,349
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	3.59%	4.41%
Operating expenses	2.95%*	3.11%*
Interest and other credit facility expenses	3.34%	3.28%
Total expenses	6.29%*	6.39%*
Average debt outstanding	$1,127,865	$1,036,273
Portfolio turnover ratio	15.2%	20.1%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the six months ended June 30, 2026 and 2025, the ratios of operating expenses to average net assets would be 2.96% and 3.11%, respectively, without the performance-based incentive fee waiver. For the six months ended June 30, 2026 and 2025, the ratios of total expenses to average net assets would be 6.29% and 6.39%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of June 30, 2026 and December 31, 2025 was $381,321 and $394,096, respectively, comprised of the following:

	June 30, 2026	December 31, 2025
SLR Credit Solutions*	$44,263	$44,263
Modivcare Buyer, LLC	38,697	—
Treace Medical Concepts, Inc.	24,332	24,332
Lyneer Staffing Solutions, LLC	24,032	16,000
Infillion Inc.	21,402	16,774
SLR Business Credit*	20,000	20,000
SLR Healthcare ABL*	18,700	18,700
SLR Equipment Finance*	18,000	9,500
Ardelyx, Inc.	14,636	29,272
Wilbur-Ellis Holdings II, LLC	12,527	26,376
BDG Media, Inc.	11,307	10,946
DeepIntent, Inc.	10,342	9,777
Western Veterinary Partners LLC	9,177	21,179
Quantcast Corporation	8,127	6,275
Southern Lifting and Hoisting, LLC	7,787	10,115
SunMed Receivables I, LLC	7,623	7,623
Velocity One, LLC	7,250	7,250
Copper River Seafoods, Inc.	7,233	10,803
Stella & Chewy's, LLC	7,020	9,248
WMD Funding LLC	5,893	6,191
Pinnacle Fertility, Inc.	5,280	5,280
Streamland Media Holdings LLC	5,208	3,659
Refocus Management Services, LLC	5,163	—
Sightly Enterprises, Inc.	4,817	5,651
The Townsend Company, LLC	4,613	5,755
One Touch Direct, LLC	4,132	3,544
Southern Transport LLC	3,721	6,062
SPAR Marketing Force, Inc.	3,638	7,665
iCIMS, Inc.	3,130	2,945
Plastics Management, LLC	3,128	3,128
33Across Inc.	3,072	2,418
Alkeme Intermediary Holdings, LLC	3,057	—
Sherwood Management Co., Inc.	2,547	5,100
SLR Senior Lending Program LLC*	2,125	2,125
Southern Orthodontic Partners Management, LLC	2,042	—
United Digestive MSO Parent, LLC	1,777	1,927
Bayside Opco, LLC	1,721	2,093
SunMed Group Holdings, LLC	1,621	1,621
EyeSouth Eye Care Holdco LLC	959	1,279
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	96	102
Arcutis Biotherapeutics, Inc.	—	12,658
OIS Management Services, LLC	—	11,416
WALCO Funding, LLC	—	2,911
Tilley Distribution, Inc.	—	1,007
Total Commitments	$381,321	$394,096

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of June 30, 2026 and June 30, 2025, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of June 30, 2026, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended June 30, 2026	Three months ended June 30, 2025	Three months ended June 30, 2026	Three months ended June 30, 2025
Share activity	—	—	$—	$—

	Shares		Amount
	Six months ended June 30, 2026	Six months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2026, total commitments to the revolving credit facility were $300,000.

As of June 30, 2026, SLR Credit had 31 funded commitments to 23 different issuers with total funded loans of approximately $328,702 on total assets of $349,840. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404,097 on total assets of $420,735. As of June 30, 2026 and December 31, 2025, the largest loan outstanding totaled $32,392 and $29,916, respectively. For the same periods, the average exposure per issuer was $14,291 and $15,542, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $150,000 and $215,830 of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Credit had net income of $3,417 and $3,502, respectively, on gross income of $10,966 and $12,476, respectively. For the six

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

months ended June 30, 2026 and 2025, SLR Credit had net income of $6,344 and $8,702, respectively, on gross income of $20,979 and $22,532, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of June 30, 2026, SLR Equipment had 497 funded equipment-backed leases and loans to 248 different customers with a total net investment in leases and loans of approximately $324,898 on total assets of $361,659. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299,753 on total assets of $338,285. As of June 30, 2026 and December 31, 2025, the largest position outstanding totaled $18,719 and $17,768, respectively. For the same periods, the average exposure per customer was $1,310 and $1,234, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $244,213 and $237,500 of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Equipment had net income of $4,331 and $2,563, respectively, on gross income of $11,189 and $8,780, respectively. For the six months ended June 30, 2026 and 2025, SLR Equipment had net income of $8,044 and $646, respectively, on gross income of $21,318 and $15,435, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of June 30, 2026 and December 31, 2025, KBHT had total assets of $970,878 and $940,258, respectively. For the same periods, debt recourse to KBHT totaled $312,210 and $309,367, respectively, and non-recourse debt totaled $400,336 and $407,803, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2026 and 2025, KBHT had net income (loss) of $(75) and $2,877, respectively, on gross income of $177,499 and $90,007, respectively. For the six months ended June 30, 2026 and 2025, KBHT had net income of $1,367 and $6,241, respectively, on gross income of $248,292 and $187,949, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2026, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective upon an amendment dated March 27, 2026, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $300,000 under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2026, the portfolio totaled approximately $259,250 of commitments with a total net investment in loans of $123,719 on total assets of $133,410. As of December 31, 2025, the portfolio totaled approximately $297,750 of commitments with a total net investment in loans of $157,025 on total assets of $165,380. At June 30, 2026, the portfolio consisted of 48 issuers with an average balance of approximately $2,577 versus 48 issuers with an average balance of approximately $3,271 at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $95,700 and $127,200 of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Healthcare had net income of $1,271 and $1,454, respectively, on gross income of $4,591 and $5,792, respectively. For the six months ended June 30, 2026 and 2025, SLR
Healthcare had net income of $3,078 and $2,885, respectively, on gross income of $10,148 and $11,096, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2026, the portfolio totaled approximately $925,826 of commitments, of which, on a net basis, approximately $597,580 were funded, on total assets of $642,870. As of December 31, 2025, the portfolio totaled approximately $920,443 of commitments, of which $535,201 were funded, on total assets of $574,114. At June 30, 2026, the portfolio consisted of 168 issuers with an average balance of approximately $3,557 versus 179 issuers with an average balance of approximately $2,990 at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367,000 which expires on November 13, 2028.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $325,630 and $273,161 of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Business Credit had net income of $2,286 and $2,931 respectively, on gross income of $12,699 and $13,224, respectively. For the six months ended June 30, 2026 and 2025, SLR Business Credit had net income of $4,226 and $5,482 respectively, on gross income of $24,740 and $26,151, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 4, 2026, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2027 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and six months ended June 30, 2026 or for the fiscal year ended December 31, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150,000 facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $94,100 and $94,500, respectively.

As of June 30, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of June 30, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2026 and December 31, 2025, SSLP had total assets of $190,988 and $192,810, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three and six months ended June 30, 2026, SSLP invested $6,680 and $16,521, respectively, in 5 and 7 portfolio companies, respectively.
Investments sold or prepaid totaled $11,792 and $15,226, respectively, for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, SSLP invested $32,253 and $38,841, respectively, in 7 and 9 portfolio companies, respectively.
Investments prepaid totaled $13,854 and $33,772, respectively, for the three and six months ended June 30, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

SSLP Portfolio as of June 30, 2026

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.73%	5/2027	$9,738	$9,670	$9,738
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.49%	9/2026	2,024	2,024	1,923
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.99%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.89%	6/2028	9,870	9,870	9,870
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.41%	11/2030	5,084	4,989	4,931
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.89%	5/2029	9,873	9,701	9,873
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.15%	11/2029	3,155	3,097	3,155
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+575	1.00%	9.47%	10/2029	9,872	9,836	9,872
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.57%	1/2029	9,923	9,820	9,923
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	8.72%	2/2029	2,323	2,323	2,323
iCIMS, Inc.(4)	Software	S+575	0.75%	9.42%	8/2028	10,000	9,975	9,200
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+625	1.00%	9.98%	3/2029	7,911	7,799	7,911
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.63%	10/2029	2,744	2,698	2,744
NS and Associates LLC	Consumer Staples Distribution & Retail	S+500	1.00%	8.65%	8/2030	8,035	7,930	8,035
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	9.91%	7/2028	5,759	5,677	5,644
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+450	0.75%	8.37%	3/2028	13,365	13,365	13,365
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.73%	8/2027	5,493	5,434	5,493
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.64%	2/2029	4,786	4,692	4,786
RQM+ Corp.(4)(5)	Life Sciences Tools & Services	S+725	1.00%	—	8/2029	6,733	6,547	4,713
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.66%	3/2027	8,735	8,735	8,735
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.26%	6/2028	8,719	8,719	8,719
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.64%	8/2030	12,875	12,597	12,875
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2029	5,020	4,933	5,020
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.38%	9/2027	3,288	3,257	3,223
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.95%	10/2027	15,001	14,947	15,001
							$182,626	$180,864

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2026.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)
Investment is on non-accrual status.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

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

Below is certain summarized financial information for SSLP as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025:

	June 30, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $182,626 and $180,681, respectively)	$180,864	$181,369
Cash and other assets	10,124	11,441
Total assets	$190,988	$192,810
Debt outstanding ($94,100 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,651 and $1,843, respectively)	$92,449	$92,657
Distributions payable	2,485	1,885
Interest payable and other credit facility related expenses	1,500	1,488
Accrued expenses and other payables	291	268
Total liabilities	$96,725	$96,298
Members’ equity	$94,263	$96,512
Total liabilities and members’ equity	$190,988	$192,810

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2026

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selected Income Statement Information for SSLP:
Interest and miscellaneous income	$4,312	$4,558	$8,724	$9,027
Service fees*	115	109	230	214
Interest and other credit facility expenses	1,589	2,248	3,120	4,490
Other general and administrative expenses	51	61	103	132
Total expenses	1,755	2,418	3,453	4,836
Net investment income	$2,557	$2,140	$5,271	$4,191
Realized gain on investments	—	14	—	337
Net change in unrealized gain (loss) on investments	(1,687)	(59)	(2,450)	(344)
Net realized and unrealized gain (loss) on investments	$(1,687)	$(45)	$(2,450)	$(7)
Net income	$870	$2,095	$2,821	$4,184

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

On August 4, 2026, the Board declared a quarterly distribution of $0.31 per share payable on September 25, 2026 to holders of record as of September 11, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the related consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2026

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

Recent Developments

On August 4, 2026, the Board declared a quarterly distribution of $0.31 per share payable on September 25, 2026 to holders of record as of September 11, 2026.

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

Portfolio and Investment Activity

During the three months ended June 30, 2026, we invested approximately $202.4 million across 28 portfolio companies. This compares to investing approximately $333.3 million in 33 portfolio companies during the three months ended June 30, 2025. Investments sold, prepaid or repaid during the three months ended June 30, 2026 totaled approximately $210.7 million versus approximately $209.4 million for the three months ended June 30, 2025.

At June 30, 2026, our portfolio consisted of 79 portfolio companies and was invested 21.2% in cash flow senior secured loans, 47.9% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 20.3% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 10.6% in life science investments, in each case, measured at fair value, versus 115 portfolio companies invested 24.6% in cash flow senior secured loans, 44.8% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 19.1% in equipment senior secured financings / SLR Equipment / KBH, and 11.5% in life science investments, in each case, measured at fair value, at June 30, 2025.

At June 30, 2026, 83.2%, or $1.68 billion, of our income producing investment portfolio* was floating rate and 16.8%, or $339.4 million, was fixed rate, measured at fair value. At June 30, 2025, 82.9%, or $1.75 billion, of our income producing investment portfolio* was floating rate and 17.1%, or $359.8 million, was fixed rate, measured at fair value. As of June 30, 2026 and 2025, we had two and one issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of June 30, 2026, total commitments to the revolving credit facility were $300 million.

As of June 30, 2026, SLR Credit had 31 funded commitments to 23 different issuers with total funded loans of approximately $328.7 million on total assets of $349.8 million. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404.1 million on total assets of $420.7 million. As of June 30, 2026 and December 31, 2025, the largest loan outstanding totaled $32.4 million and $29.9 million, respectively. For the same periods, the average exposure per issuer was $14.3 million and $15.5 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $150.0 million and $215.8 million of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Credit had net income of $3.4 million and $3.5 million, respectively, on gross income of $11.0 million and $12.5 million, respectively. For the six months ended June 30, 2026 and 2025, SLR
Credit had net income of $6.3 million and $8.7 million, respectively, on gross income of $21.0 million and $22.5 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

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

As of June 30, 2026, SLR Equipment had 497 funded equipment-backed leases and loans to 248 different customers with a total net investment in leases and loans of approximately $324.9 million on total assets of $361.7 million. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299.8 million on total assets of $338.3 million. As of June 30, 2026 and December 31, 2025, the largest position outstanding totaled $18.7 million and $17.8 million, respectively. For the same periods, the average exposure per customer was $1.3 million and $1.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $244.2 million and $237.5 million of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Equipment had net income of $4.3 million and $2.6 million, respectively, on gross income of $11.2 million and $8.8 million, respectively. For the six months ended June 30, 2026 and 2025, SLR Equipment had net income of $8.0 million and $0.6 million, respectively, on gross income of $21.3 million and $15.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of June 30, 2026 and December 31, 2025, KBHT had total assets of $971.0 million and $940.3 million, respectively. For the same periods, debt recourse to KBHT totaled $312.2 million and $309.4 million, respectively, and non-recourse debt totaled $400.3 million and $407.8 million, respectively. None of the debt is recourse to the Company. For the three months ended June 30, 2026 and 2025, KBHT had net income (loss) of $(0.1) million and $2.9 million, respectively, on gross income of $177.5 million and $90.0 million, respectively. For the six months ended June 30, 2026 and 2025, KBHT had net income of $1.4 million and $6.2 million, respectively, on gross income of $248.3 million and $187.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2026, SLR Healthcare’s management team and the Company owned approximately 8% and 92% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective with an amendment dated March 27, 2026, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $300 million under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2026, the portfolio totaled approximately $259.3 million of commitments with a total net investment in loans of $123.7 million on total assets of $133.4 million. As of December 31, 2025, the portfolio totaled approximately $297.8 million of commitments with a total net investment in loans of $157.0 million on total assets of $165.4 million. At June 30, 2026, the portfolio consisted of 48 issuers with an average balance of approximately $2.6 million versus 48 issuers with an average balance of approximately $3.3 million at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $95.7 million and $127.2 million of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Healthcare had net income of $1.3 million and $1.5 million, respectively, on gross income of $4.6 million and $5.8 million, respectively. For the six months ended June 30, 2026 and 2025, SLR Healthcare had net income of $3.1 million and $2.9 million, respectively, on gross income of $10.1 million and $11.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2026, the portfolio totaled approximately $925.8 million of commitments, of which, on a net basis, approximately $597.6 million were funded, on total assets of $642.9 million. As of December 31, 2025, the portfolio totaled approximately $920.4 million of commitments, of which $535.2 million were funded, on total assets of $574.1 million. At June 30, 2026, the portfolio consisted of 168 issuers with an average balance of approximately $3.6 million versus 179 issuers with an average balance of approximately $3.0 million at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367.0 million, which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $325.6 million and $273.2 million of borrowings outstanding at June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, SLR Business Credit had net income of $2.3 million and $2.9 million, respectively, on gross income of $12.7 million and $13.2 million, respectively. For the six months ended
June 30, 2026 and 2025, SLR Business Credit had net income of $4.2 million and $5.5 million, respectively, on gross income of $24.7 million and $26.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Stock Repurchase Program

On May 4, 2026, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2027 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three months ended June 30, 2026 or for the fiscal year ended December 31, 2025.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150 million facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $94.1 million and $94.5 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of June 30, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of June 30, 2026 and December 31, 2025, SSLP had total assets of $191.0 million and $192.8 million, respectively. For the same periods, SSLP’s portfolio consisted of floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three and six months ended June 30, 2026, SSLP invested $6.7 million and $16.5 million, respectively, in 5 and 7 portfolio companies, respectively. Investments sold or prepaid totaled $11.8 million and $15.2 million, respectively for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, SSLP invested $32.3 million and $38.8 million, respectively, in 7 and 9 portfolio companies, respectively. Investments sold or prepaid totaled $13.9 million and $33.8 million, respectively for the three and six months ended June 30, 2025.

SSLP Portfolio as of June 30, 2026 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	8.73%	5/2027	$9,738	$9,670	$9,738
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.49%	9/2026	2,024	2,024	1,923
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	1.00%	8.99%	6/2027	3,991	3,991	3,792
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	8.89%	6/2028	9,870	9,870	9,870
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.41%	11/2030	5,084	4,989	4,931
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	8.89%	5/2029	9,873	9,701	9,873
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.15%	11/2029	3,155	3,097	3,155
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+575	1.00%	9.47%	10/2029	9,872	9,836	9,872
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.57%	1/2029	9,923	9,820	9,923
Foundation Consumer Brands, LLC	Personal Care Products	S+500	1.00%	8.72%	2/2029	2,323	2,323	2,323
iCIMS, Inc.(4)	Software	S+575	0.75%	9.42%	8/2028	10,000	9,975	9,200
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+625	1.00%	9.98%	3/2029	7,911	7,799	7,911
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.63%	10/2029	2,744	2,698	2,744
NS and Associates LLC	Consumer Staples Distribution & Retail	S+500	1.00%	8.65%	8/2030	8,035	7,930	8,035
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	9.91%	7/2028	5,759	5,677	5,644
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+450	0.75%	8.37%	3/2028	13,365	13,365	13,365
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.73%	8/2027	5,493	5,434	5,493
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.64%	2/2029	4,786	4,692	4,786
RQM+ Corp.(4)(5)	Life Sciences Tools & Services	S+725	1.00%	—	8/2029	6,733	6,547	4,713
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.66%	3/2027	8,735	8,735	8,735
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.26%	6/2028	8,719	8,719	8,719
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.64%	8/2030	12,875	12,597	12,875
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.42%	3/2029	5,020	4,933	5,020
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.38%	9/2027	3,288	3,257	3,223
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	8.95%	10/2027	15,001	14,947	15,001
							$182,626	$180,864

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of June 30, 2026.
(3)
Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)
The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)
Investment is on non-accrual status.

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

Below is certain summarized financial information for SSLP as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025:

	June 30, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $182,626 and $180,681, respectively)	$180,864	$181,369
Cash and other assets	10,124	11,441
Total assets	$190,988	$192,810
Debt outstanding ($94,100 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,651 and $1,843, respectively)	$92,449	$92,657
Distributions payable	2,485	1,885
Interest payable and other credit facility related expenses	1,500	1,488
Accrued expenses and other payables	291	268
Total liabilities	$96,725	$96,298
Members’ equity	$94,263	$96,512
Total liabilities and members’ equity	$190,988	$192,810

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Selected Income Statement Information for SSLP:
Interest and miscellaneous income	$4,312	$4,558	$8,724	$9,027
Service fees*	115	109	230	214
Interest and other credit facility expenses	1,589	2,248	3,120	4,490
Other general and administrative expenses	51	61	103	132
Total expenses	1,755	2,418	3,453	4,836
Net investment income	$2,557	$2,140	$5,271	$4,191
Realized gain on investments	—	14	—	337
Net change in unrealized gain (loss) on investments	(1,687)	(59)	(2,450)	(344)
Net realized and unrealized gain (loss) on investments	$(1,687)	$(45)	$(2,450)	$(7)
Net income	$870	$2,095	$2,821	$4,184

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2026, capitalized PIK income totaled $1.7 million and $7.4 million, respectively. For the three and six months ended June 30, 2025, capitalized PIK income totaled $1.8 million and $3.5 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three and six months ended June 30, 2026 and June 30, 2025 are presented below:

Investment Income

For the three and six months ended June 30, 2026, gross investment income totaled $48.8 million and $98.1 million, respectively. For the three and six months ended June 30, 2025, gross investment income totaled $53.9 million and $107.1 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a decrease in size of the income-producing portfolio.

Expenses

Net expenses totaled $31.1 million and $62.5 million, respectively, for the three and six months ended June 30, 2026, of which $11.6 million and $23.9 million, respectively, consisted of base management fees and performance-based incentive fees and $16.8 million and $33.2 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.7 million and $5.5 million, respectively, for the three and six months ended June 30, 2026. Over the same periods, $16 thousand and $30 thousand of performance-based incentive fees were waived. Net expenses totaled $32.3 million and $63.4 million, respectively, for the three and six months ended June 30, 2025, of which $13.2 million and $26.2 million, respectively, consisted of base management fees and performance-based incentive fees and $16.7 million and $32.6 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.4 million and $4.6 million, respectively, for the three and six months ended June 30, 2025. Over the same periods, $20 thousand and $22 thousand of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year three month and six month periods was primarily due to lower incentive fees on lower net investment income.

Net Investment Income

The Company’s net investment income totaled $17.8 million and $35.6 million, or $0.33 and $0.65, per average share, respectively, for the three and six months ended June 30, 2026. The Company’s net investment income totaled $21.6 million and $43.7 million, or $0.40 and $0.80, per average share, respectively, for the three and six months ended June 30, 2025.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $211 million and $348 million, respectively, for the three and six months ended June 30, 2026. Net realized losses over the same periods were $152 thousand and $179 thousand, respectively. The Company had investment sales and prepayments totaling approximately $209 million and $406 million, respectively, for the three and six months ended June 30, 2025. Net realized gain (loss) over the same periods were $0.2 million and $(0.2) million, respectively. Net realized loss for the three and six months ended June 30, 2026 and 2025 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled ($9.3) million and ($10.0) million, respectively. Net unrealized loss for the three months ended June 30, 2026 was primarily due to depreciation in the value of our investments in Omniguide Holdings, Inc., iCIMS, Inc., RQM+ Corp. and SLR-AMI Topco Blocker LLC, among others, partially offset by appreciation in the value of our investments in Enhanced Permanent Capital, LLC, SLR Business Credit and SLR Equipment Finance, among others. Net unrealized loss for the six months ended June 30, 2026 was primarily due to depreciation in the value of our investments in Omniguide Holdings, Inc., RQM+ Corp., iCIMS, Inc., SLR-AMI Topco Blocker LLC and SLR Senior Lending Program LLC, among others, partially offset by appreciation in the value of our investments in SLR Business Credit, KBH Topco LLC, SLR Equipment Finance and Enhanced Permanent Capital, LLC, among others. For the three and six months ended June 30, 2025, net change in unrealized gain on the Company’s assets totaled $2.4 million and $0.6 million, respectively. Net unrealized gain for the three months ended June 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, DeepIntent, Inc., SLR Business Credit and Bayside Parent, LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, OmniGuide Holdings, Inc., SLR-AMI
Topco Blocker, LLC and RQM+ Corp., among others. Net unrealized gain for the six months ended June 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit, DeepIntent, Inc. and Bayside Parent, LLC,
among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SLR-AMI Topco Blocker,
LLC, OmniGuide Holdings, Inc. and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc.

Net Increase in Net Assets from Operations

For the three and six months ended June 30, 2026, the Company had a net increase in net assets resulting from operations of $8.3 million and $25.4 million, respectively. For the same periods, earnings per average share were $0.15 and $0.47, respectively. For the three and six months ended June 30, 2025, the Company had a net increase in net assets resulting from operations of $24.2 million and $44.2 million, respectively. For the same periods, earnings per average share were $0.44 and $0.81, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of June 30, 2026, we had a total of $465.4 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

For the three and six months ended June 30, 2026 and 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of June 30, 2026, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases between the fourth quarter of 2024 and the second quarter of 2026 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $720.0 million of revolving credit and $146.6 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At June 30, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $552.1 million, composed of $405.5 million of revolving credit and $146.6 million of term loans.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At June 30, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $124.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At June 30, 2026, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. As of June 30, 2026 and December 31, 2025, we held face amounts of $400 million and $350 million, respectively, in cash equivalents.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of June 30, 2026:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$529.6	$—	$124.1	$405.5	$—
Unsecured senior notes	484.0	260.0	224.0	—	—
Term loans	146.6	6.6	—	140.0	—

(1)
As of June 30, 2026, we had a total of $465.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended June 30, 2026 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2026 (through June 30, 2026)	$405,539	$646	—	N/A
Fiscal 2025	352,248	568	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2026 (through June 30, 2026)	124,050	197	—	N/A
Fiscal 2025	165,050	266	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2026 (through June 30, 2026)	$75,000	$119	—	N/A
Fiscal 2025	75,000	121	—	N/A
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2026 (through June 30, 2026)	50,000	80	—	N/A
Fiscal 2025	50,000	81	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2026 (through June 30, 2026)	135,000	215	—	N/A
Fiscal 2025	135,000	218	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2026 (through June 30, 2026)	49,000	78	—	N/A
Fiscal 2025	49,000	79	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Series H Unsecured Notes
Fiscal 2026 (through June 30, 2026)	50,000	80	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series I Unsecured Notes
Fiscal 2026 (through June 30, 2026)	50,000	80	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series J Unsecured Notes
Fiscal 2026 (through June 30, 2026)	75,000	119	—	N/A
Fiscal 2025	75,000	121	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Term Loans
Fiscal 2026 (through June 30, 2026)	146,570	233	—	N/A
Fiscal 2025	153,138	247	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2026 (through June 30, 2026)	$1,160,159	$1,847	—	N/A
Fiscal 2025	1,154,436	1,863	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A

Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of June 30, 2026, asset coverage was 184.7%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2026 and December 31, 2025, respectively:

(in millions)	June 30, 2026	December 31, 2025
SLR Credit Solutions*	$44.3	$44.3
Modivcare Buyer, LLC	38.7	—
Treace Medical Concepts, Inc.	24.3	24.3
Lyneer Staffing Solutions, LLC	24.0	16.0
Infillion Inc.	21.4	16.8
SLR Business Credit*	20.0	20.0
SLR Healthcare ABL*	18.7	18.7
SLR Equipment Finance*	18.0	9.5
Ardelyx, Inc.	14.6	29.3
Wilbur-Ellis Holdings II, LLC	12.5	26.4
BDG Media, Inc.	11.3	10.9
DeepIntent, Inc.	10.4	9.8
Western Veterinary Partners LLC	9.2	21.1
Quantcast Corporation	8.1	6.3
Southern Lifting and Hoisting, LLC	7.8	10.1
SunMed Receivables I, LLC	7.6	7.6
Velocity One, LLC	7.3	7.3
Copper River Seafoods, Inc.	7.2	10.8
Stella & Chewy's, LLC	7.0	9.2
WMD Funding LLC	5.9	6.2
Pinnacle Fertility, Inc.	5.3	5.3
Streamland Media Holdings LLC	5.2	3.7
Refocus Management Services, LLC	5.2	—
Sightly Enterprises, Inc.	4.8	5.7
The Townsend Company, LLC	4.6	5.8
One Touch Direct, LLC	4.1	3.5
Southern Transport LLC	3.7	6.1
SPAR Marketing Force, Inc.	3.6	7.7
iCIMS, Inc.	3.1	2.9
Plastics Management, LLC	3.1	3.1
33Across Inc.	3.1	2.4
Alkeme Intermediary Holdings, LLC	3.1	—
Sherwood Management Co., Inc.	2.6	5.1
SLR Senior Lending Program LLC*	2.1	2.1
Southern Orthodontic Partners Management, LLC	2.1	—
United Digestive MSO Parent, LLC	1.8	1.9
Bayside Opco, LLC	1.7	2.1
SunMed Group Holdings, LLC	1.6	1.6
EyeSouth Eye Care Holdco LLC	1.0	1.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.1	0.1
Arcutis Biotherapeutics, Inc.	—	12.7
OIS Management Services, LLC	—	11.4
WALCO Funding, LLC	—	2.9
Tilley Distribution, Inc.	—	1.0
Total Commitments	$381.3	$394.1

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2026
August 4, 2026	September 11, 2026	September 25, 2026	$0.31
May 5, 2026	June 12, 2026	June 26, 2026	0.31
February 24, 2026	March 13, 2026	March 27, 2026	0.41
Total 2026			$1.03
Fiscal 2025
November 4, 2025	December 12, 2025	December 26, 2025	$0.41
August 5, 2025	September 12, 2025	September 26, 2025	0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.64
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the six months ended June 30, 2026, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of June 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended June 30, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Second Amended and Restated Bylaws(4)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of November 16, 2012, between the Registrant and U.S. Bank National Association as trustee(3)

10.1	Fourth Amended and Restated Investment Advisory and Management Agreement by and between the Registrant and SLR Capital Partners, LLC(5)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
(5)
Previously filed in connection with SLR Investment Corp.’s quarterly report on Form 10-Q filed on May 5, 2026.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2026.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)