Form 10-Q
period 2026-09-30
SLR Investment Corp.
filed 2026-11-03
CIK 1418076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2026

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 30, 2026 was 53,670,632.

SLR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (unaudited) and December 31, 2025	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 (unaudited) and the three and nine months ended September 30, 2025 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and the nine months ended September 30, 2025 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2025	14

	Notes to Consolidated Financial Statements (unaudited)	22

	Report of Independent Registered Public Accounting Firm	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	74

	Signatures	75

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company,” “we,” “us,” and “our” refer to SLR Investment Corp. unless the context states otherwise.

Item 1. Financial Statements

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investments at fair value:
Companies less than 5% owned (cost: $1,004,999 and $1,092,009, respectively)	$972,357	$1,092,822
Companies 5% to 25% owned (cost: $117,690 and $109,346, respectively)	106,592	98,067
Companies more than 25% owned (cost: $965,889 and $953,384, respectively)	959,116	933,923
Cash	39,759	15,716
Cash equivalents (cost: $457,918 and $348,585, respectively)	457,918	348,585
Dividends receivable	13,546	15,178
Interest receivable	9,789	11,865
Receivable for investments sold	51	55,271
Prepaid expenses and other assets	1,184	1,137
Total assets	$2,560,312	$2,572,564
Liabilities
Debt ($1,111,875 and $1,154,436 face amounts, respectively, reported net of unamortized debt issuance costs of $5,695 and $8,082, respectively. See note 7)	$1,106,180	$1,146,354
Payable for investments and cash equivalents purchased	458,225	402,727
Management fee payable (see note 3)	7,849	7,956
Performance-based incentive fee payable (see note 3)	3,772	5,384
Interest payable (see note 7)	6,614	9,269
Administrative services payable (see note 3)	2,530	3,127
Other liabilities and accrued expenses	2,363	1,754
Total liabilities	$1,587,533	$1,576,571
Commitments and contingencies (see note 9)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 54,554,634 and 54,554,634 shares issued and outstanding, respectively	$546	$546
Paid-in capital in excess of par	1,115,023	1,115,023
Accumulated distributable net loss	(142,790)	(119,576)
Total net assets	$972,779	$995,993
Net Asset Value Per Share	$17.83	$18.26

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$27,236	$31,711	$82,165	$90,047
Companies 5% to 25% owned	1,266	1,263	3,719	3,730
Companies more than 25% owned	4,041	3,253	11,979	9,675
Dividends:
Companies 5% to 25% owned (Non-cash)	885	806	2,593	2,362
Companies more than 25% owned	13,878	16,174	41,872	51,770
Other income:
Companies less than 5% owned	1,922	3,669	4,777	6,169
Companies more than 25% owned	114	116	344	330
Total investment income	49,342	56,992	147,449	164,083
EXPENSES:
Management fees (see note 3)	7,849	7,977	23,480	23,250
Performance-based incentive fees (see note 3)	3,780	5,403	12,003	16,326
Interest and other credit facility expenses (see note 7)	17,261	18,684	50,427	51,266
Administrative services expense (see note 3)	1,547	1,456	4,592	4,320
Other general and administrative expenses	1,088	1,859	3,549	3,616
Total expenses	31,525	35,379	94,051	98,778
Performance-based incentive fees waived (see note 3)	(7)	(13)	(37)	(35)
Net expenses	31,518	35,366	94,014	98,743
Net investment income	$17,824	$21,626	$53,435	$65,340
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$307	$1,323	$128	$1,136
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(15,424)	(2,599)	(33,453)	(3,978)
Companies 5% to 25% owned	1,945	2,533	180	589
Companies more than 25% owned	2,932	422	12,687	4,376
Net change in unrealized gain (loss) on investments and cash equivalents	(10,547)	356	(20,586)	987
Net realized and unrealized gain (loss) on investments and cash equivalents	(10,240)	1,679	(20,458)	2,123
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,584	$23,305	$32,977	$67,463
EARNINGS PER SHARE (see note 5)	$0.14	$0.43	$0.60	$1.24

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,824	$21,626	$53,435	$65,340
Net realized gain (loss)	307	1,323	128	1,136
Net change in unrealized gain (loss)	(10,547)	356	(20,586)	987
Net increase in net assets resulting from operations	7,584	23,305	32,977	67,463
Distributions to stockholders:
From net investment income	(16,912)	(21,626)	(53,435)	(65,340)
From return of capital	—	(741)	(2,756)	(1,762)
Net distributions to stockholders	(16,912)	(22,367)	(56,191)	(67,102)
Total increase (decrease) in net assets	(9,328)	938	(23,214)	361
Net assets at beginning of period	982,107	992,349	995,993	992,926
Net assets at end of period	$972,779	$993,287	$972,779	$993,287

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$32,977	$67,463
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(128)	(1,136)
Net change in unrealized (gain) loss on investments	20,586	(987)
Deferred financing costs/market discount amortization	2,485	2,269
Net accretion of discount on investments	(4,601)	(5,217)
(Increase) decrease in operating assets:
Purchase of investments	(515,643)	(803,720)
Proceeds from disposition of investments	595,968	715,678
Capitalization of payment-in-kind income	(9,473)	(5,393)
Collections of payment-in-kind income	38	1,116
Receivable for investments sold	55,220	1,451
Interest receivable	2,076	(1,042)
Dividends receivable	1,632	(432)
Prepaid expenses and other assets	(47)	(613)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	55,498	(24,175)
Management fee payable	(107)	238
Performance-based incentive fee payable	(1,612)	(529)
Administrative services expense payable	(597)	(1,575)
Interest payable	(2,655)	(1,074)
Other liabilities and accrued expenses	609	(39)
Net Cash Provided by (Used in) Operating Activities	232,226	(57,717)
Cash Flows from Financing Activities:
Cash distributions paid	(56,191)	(67,102)
Proceeds from unsecured borrowings	—	174,100
Repayment of unsecured borrowings	—	(85,000)
Proceeds from secured borrowings	262,986	631,056
Repayment of secured borrowings	(305,645)	(615,157)
Net Cash Provided by (Used in) Financing Activities	(98,850)	37,897
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,376	(19,820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	364,301	414,271
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$497,677	$394,451
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,597	$50,071
Non-cash exchange of investments	8,759	—

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans — 119.6%
First Lien Bank Debt/Senior Secured Loans
33Across Inc.	Media	P+200	8.50%	10.50%	1/2024	10/2027	$1,455	$1,455	$1,455
Alkeme Intermediary Holdings, LLC(16)	Insurance	S+500	1.00%	8.90%	9/2023	11/2028	19,907	19,631	19,907
All States Ag Parts, LLC(16)	Trading Companies & Distributors	S+650(12)	1.00%	10.84%	4/2022	9/2027	2,172	2,164	2,172
AMF Levered II, LLC	Financial Services	S+705	1.00%	10.93%	6/2026	6/2027	30,000	29,777	30,000
BayMark Health Services, Inc.	Health Care Providers & Services	S+500	2.00%	9.07%	9/2026	9/2030	322	307	307
BayMark Health Services, Inc.	Health Care Providers & Services	S+600	2.00%	10.07%	9/2026	3/2031	6,305	6,212	6,212
Bayside Opco, LLC(23)	Health Care Providers & Services	S+725	1.00%	11.22%	5/2023	5/2029	19,962	19,962	19,962
Bayside Parent, LLC(23)	Health Care Providers & Services	S+1000(11)	1.00%	14.22%	5/2023	5/2029	7,687	7,687	7,687
BDG Media, Inc.	Media	P+525	5.50%	12.25%	7/2022	12/2027	8,976	8,976	8,976
Blazing Star Parent, LLC(16)	Consumer Staples Distribution & Retail	S+700	1.00%	10.76%	8/2025	8/2030	15,985	15,798	15,985
CC SAG Holdings Corp.(Spectrum Automotive)(16)	Diversified Consumer Services	S+525	0.75%	9.15%	6/2021	6/2028	28,534	28,331	28,534
CHMG Funding LLC	Financial Services	S+775(11)	0.00%	11.83%	7/2026	7/2031	19,666	19,666	19,666
Clifford Loan Ventures, LLC & Clifford Preferred Ventures Holdings LLC(3)	Capital Markets	S+700	1.00%	10.69%	9/2025	9/2028	6,951	6,887	6,951
Copper River Seafoods, Inc.	Food Products	P+200	—	9.00%	12/2023	4/2028	9,677	9,677	9,861
CVAUSA Management, LLC(16)	Health Care Providers & Services	S+525	1.00%	9.15%	5/2023	5/2029	18,487	18,322	18,487
EyeSouth Eye Care Holdco LLC(16)	Health Care Providers & Services	S+550	1.00%	9.49%	10/2022	10/2029	2,912	2,866	2,912
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+500	0.75%	8.84%	1/2023	1/2029	21,970	21,667	21,970
Griffin Tzedek LLC	Financial Services	S+900(11)	3.00%	12.74%	9/2026	9/2031	21,798	21,798	21,798
iCIMS, Inc.(16)	Software	S+575	0.75%	9.57%	8/2022	8/2028	26,594	26,446	24,467
Infillion Inc.	Professional Services	P+175	—	8.75%	5/2025	4/2029	19,719	19,719	19,719
Insight Capital Solutions, LLC	Financial Services	S+625	1.00%	9.98%	6/2025	10/2030	45,000	44,626	45,000
Kingsbridge Holdings, LLC(2)	Multi-Sector Holdings	S+700	1.00%	10.88%	12/2018	12/2027	142,500	142,403	142,500
Logix Holding Company, LLC	Communications Equipment	S+700(14)	2.00%	10.67%	9/2018	12/2028	10,531	10,531	10,005
Luxury Asset Capital, LLC(16)	Consumer Finance	S+675	1.00%	10.55%	7/2022	7/2027	10,000	9,962	10,000
Lyneer Staffing Solutions, LLC	Professional Services	P+100	—	8.00%	4/2025	4/2028	42,514	42,514	42,514
Maxor Acquisition, Inc.(16)	Health Care Providers & Services	S+625	1.00%	10.23%	3/2023	3/2029	18,878	18,613	18,878
Modivcare Buyer, LLC	Health Care Providers & Services	S+400	1.00%	7.80%	5/2026	5/2031	15,798	15,612	15,798
One Touch Direct, LLC	Commercial Services & Supplies	P+75	4.00%	7.75%	12/2023	3/2027	5,197	5,197	5,197
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+450	0.75%	8.34%	3/2025	3/2028	971	951	971
Plastics Management, LLC(16)	Health Care Providers & Services	S+500	1.00%	8.73%	4/2022	8/2029	43,132	42,505	43,132
Quantcast Corporation	Commercial Services & Supplies	S+525	2.00%	9.01%	6/2024	6/2029	6,451	6,407	6,451
ReFocus Management Services, LLC	Health Care Providers & Services	S+500	1.00%	8.76%	2/2026	2/2029	9,783	9,616	9,783
RQM+ Corp.**	Professional Services	S+725(11)	1.00%	—	8/2021	8/2029	27,492	25,739	17,870
Shoes for Crews Global, LLC	Diversified Consumer Services	S+650(10)	1.00%	10.57%	6/2024	6/2029	3,401	3,401	3,401
Sightly Enterprises, Inc.	Media	P+475	6.00%	11.75%	1/2024	12/2026	2,738	2,738	2,738
SLR Healthcare ABL (2)(3)(21)	Financial Services	S+650	—	10.30%	6/2025	6/2027	11,700	11,700	11,700
Southern Lifting and Hoisting, LLC	Transportation Infrastructure	P+100	6.00%	8.00%	1/2025	1/2029	25,798	25,798	25,798
Southern Orthodontic Partners Management, LLC	Health Care Providers & Services	S+475	1.00%	9.07%	6/2022	7/2029	20,433	20,280	20,433
Southern Transport LLC	Transportation Infrastructure	P+100	6.00%	8.00%	1/2025	1/2029	14,162	14,162	14,162
SPAR Marketing Force, Inc.	Media	P+125	—	8.25%	12/2023	10/2027	2,511	2,511	2,511
Stella & Chewy's, LLC(16)	Consumer Staples Distribution & Retail	S+525	2.00%	9.01%	3/2025	3/2028	15,722	15,651	15,722

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Spread Above Index(7)	Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Senior Secured Loans (continued)
Streamland Media Holdings LLC	Professional Services	S+500	2.00%	8.76%	5/2025	5/2030	$5,500	$5,458	$5,500
SunMed Group Holdings, LLC(16)	Health Care Equipment & Supplies	S+550	0.75%	9.42%	6/2021	6/2028	14,560	14,433	14,560
SunMed Receivables I, LLC	Health Care Equipment & Supplies	S+395	2.00%	7.75%	10/2025	6/2028	1,906	1,893	1,906
TAUC Management, LLC(16)	Health Care Providers & Services	S+700(24)	1.00%	11.00%	4/2022	2/2027	4,722	4,703	4,061
The Children's Place, Inc.(16)	Specialty Retail	S+625	2.00%	10.01%	12/2025	12/2030	27,291	26,934	27,291
The Townsend Company, LLC(16)	Commercial Services & Supplies	S+500	1.00%	8.90%	8/2023	8/2030	12,964	12,755	12,964
TPC 2022, LLC	Capital Markets	S+650	1.00%	10.19%	12/2024	12/2027	20,000	19,911	20,000
United Digestive MSO Parent, LLC(16)	Health Care Providers & Services	S+575	1.00%	9.48%	3/2023	3/2029	14,426	14,207	14,426
Velocity One, LLC	Aerospace & Defense	S+425	2.00%	8.01%	6/2025	6/2030	5,250	5,199	5,250
Western Veterinary Partners LLC(16)	Diversified Consumer Services	S+525	1.00%	9.09%	1/2024	10/2027	50,965	50,623	50,965
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.71%	6/2025	6/2030	17,738	17,738	17,738
WMD Funding, LLC(11)	Financial Services	—	—	11.50%	12/2024	7/2031	24,284	24,284	24,284
Total First Lien Bank Debt/ Senior Secured Loans								$956,403	$950,537
First Lien Life Science Senior Secured Loans
Arcutis Biotherapeutics, Inc.(3)	Pharmaceuticals	S+595	2.50%	9.69%	12/2021	8/2029	$33,425	$35,480	$37,178
Ardelyx, Inc.(3)	Pharmaceuticals	S+455	3.50%	8.29%	2/2022	7/2030	70,048	71,072	71,449
Centinel Spine, LLC(16)	Health Care Equipment & Supplies	S+530	4.35%	9.65%	2/2025	3/2030	22,460	22,649	23,212
OmniGuide Holdings, Inc. (13)**	Health Care Equipment & Supplies	S+580(11)	5.31%	—	7/2018	1/2027	34,264	35,648	6,909
Treace Medical Concepts, Inc.(3)	Life Sciences Tools & Services	S+505	3.00%	8.79%	12/2025	1/2031	22,460	22,422	22,413
Vapotherm, Inc.(23)	Health Care Equipment & Supplies	S+600	4.50%	10.50%	2/2022	9/2027	13,782	14,568	14,568
Total First Lien Life Science Senior Secured Loans								$201,839	$175,729
Second Lien Asset-Based Senior Secured Loans
nFusion Capital Finance, LLC	Financial Services	S+725	1.00%	10.94%	7/2025	2/2030	$10,000	$9,901	$10,000
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.75%	6/2025	12/2028	27,654	27,316	27,654
Total Second Lien Asset-Backed Senior Secured Loans								$37,217	$37,654
Total Senior Secured Loans								$1,195,459	$1,163,920

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

Description	Industry	Interest Rate(1)	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Equipment Financing — 10.2%
SLR Equipment Finance Equity Interests (2)(9)(17)	Multi-Sector Holdings		7/2017		200	$145,000	$99,000
Total Equipment Financing						$145,000	$99,000

Preferred Equity – 4.2%
New Baymark Parent, LLC	Health Care Providers & Services	11.50%(11)	9/2026		2,914,627	$2,547	$2,547
SOINT, LLC (2)(3)(4)	Aerospace & Defense	0.00%	6/2012	6/2027	—	4,600	959
Veronica Holdings, LLC (Vapotherm)(23)	Health Care Equipment & Supplies	9.00%(11)	9/2024		14,636,516	36,994	37,548
Total Preferred Equity						$44,141	$41,054

Description	Industry	Acquisition Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants—75.5%
Bayside Parent, LLC (23)*	Health Care Providers & Services	5/2023	6,526	$11,411	$12,497
CardioFocus, Inc. Warrants *	Health Care Equipment & Supplies	3/2017	90	51	—
Centrexion Therapeutics, Inc. Warrants *	Pharmaceuticals	6/2019	78,846	30	—
Conventus Orthopaedics, Inc. Warrants *	Health Care Equipment & Supplies	6/2016	157,500	65	—
Essence Group Holdings Corporation (Lumeris) Warrants *	Health Care Technology	3/2017	260,000	129	—
KBH Topco LLC (Kingsbridge) (2)(5)(18)	Multi-Sector Holdings	11/2020	84,000,000	156,485	186,467
Meditrina, Inc. Warrants *	Health Care Equipment & Supplies	12/2022	44,049	33	28
New Baymark Parent, LLC*	Health Care Providers & Services	9/2026	9,939	—	—
OmniGuide Holdings, Inc. Warrants*	Health Care Equipment & Supplies	9/2025	2,625,000	11	—
RD Holdco, Inc. (Rug Doctor) (2)*	Diversified Consumer Services	12/2013	335,150	15,683	—
RD Holdco, Inc. (Rug Doctor) Class B (2)*	Diversified Consumer Services	12/2013	872	5,216	—
RD Holdco, Inc. (Rug Doctor) Class C (2)*	Diversified Consumer Services	12/2025	350,120	10,272	13,408
Senseonics Holdings, Inc. (3)(8)*	Health Care Equipment & Supplies	7/2019	23,467	235	239
Shoes for Crews Holdings, LLC	Diversified Consumer Services	6/2024	1,884	2,759	2,040
SLR-AMI Topco Blocker, LLC (15)(23)*	Broadline Retail	6/2023	—	26,738	13,691
SLR Business Credit (2)(3)(19)	Financial Services	4/2022	100	111,583	139,000
SLR Credit Solutions (2)(3)(20)	Financial Services	12/2012	280,303	280,737	281,000
SLR Healthcare ABL (2)(3)(21)	Financial Services	4/2022	32,839	34,335	38,000
SLR Senior Lending Program LLC (2)(3)(22)	Asset Management & Custody Banks	12/2022	—	47,875	47,082
Veronica Holdings, LLC (Vapotherm)(23)*	Health Care Equipment & Supplies	9/2024	293,203	330	639
Total Common Equity/Equity Interests/Warrants				$703,978	$734,091
Total Investments (6) — 209.5%				$2,088,578	$2,038,065

Description	Industry	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Cash Equivalents —47.1%
U.S. Treasury Bill (3.95% yield)	Government	9/2026	11/2026	$460,000	$457,918	$457,918
Total Investments & Cash Equivalents — 256.6%					$2,546,496	$2,495,983
Liabilities in Excess of Other Assets — (156.6%)						(1,523,204)
Net Assets — 100.0%						$972,779

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current rate of interest, or in the case of leases the current implied yield, in effect as of September 30, 2026.
(2)
Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2026 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Loss	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2026	Interest/ Dividend/ Other Income
Kingsbridge Holdings, LLC	$142,500	$—	$—	$—	$(54)	$142,500	$11,779
KBH Topco, LLC (Kingsbridge)	172,000	11,052	—	—	3,415	186,467	5,089
RD Holdco, Inc. (Rug Doctor, common equity)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class B)	—	—	—	—	—	—	—
RD Holdco, Inc. (Rug Doctor, class C)	13,408	—	—	—	—	13,408	—
SLR Business Credit (revolver)	—	6,000	6,000	—	—	—	7
SLR Business Credit	133,000	—	—	—	6,000	139,000	7,500
SLR Credit Solutions	281,000	—	—	—	—	281,000	12,000
SLR Equipment Finance (equity)	95,000	—	—	—	4,000	99,000	9,300
SLR Equipment Finance (debt)	8,500	3,500	12,000	—	—	—	46
SLR Healthcare ABL	37,500	—	—	—	500	38,000	4,133
SLR Healthcare ABL (revolver)	1,800	26,950	17,050	—	—	11,700	147
SLR Senior Lending Program LLC	48,256	—	—	—	(1,174)	47,082	4,194
SOINT, LLC	959	—	—	—	—	959	—
	$933,923	$47,502	$35,050	$—	$12,687	$959,116	$54,195

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share/unit amounts)

(3)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the 1940 Act. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2026, on a fair value basis, non-qualifying assets in the Company’s portfolio represented 25.6% of the total assets of the Company.
(4)
The Company’s investment in SOINT, LLC includes a one dollar investment in common shares.
(5)
Kingsbridge Holdings, LLC is held through KBH Topco LLC, a Delaware corporation.
(6)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $1,565; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $139,319 and $140,884, respectively, based on a tax cost of $2,039,630. Unless otherwise noted, all of the Company’s investments are pledged as collateral against the borrowings outstanding on the Credit Facility (as defined below) (see note 7 to the consolidated financial statements). The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
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

September 30, 2026

(in thousands, except share/unit amounts)

(18)
See note 13 to the consolidated financial statements.
(19)
See note 15 to the consolidated financial statements.
(20)
See note 11 to the consolidated financial statements.
(21)
See note 14 to the consolidated financial statements.
(22)
See note 17 to the consolidated financial statements.
(23)
Denotes investments in which we are an “Affiliated Person” but do not exercise a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2026 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2025	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2026	Interest/ Dividend Income
Bayside Opco, LLC	$19,725	$372	$135	$—	$—	$19,962	$1,685
Bayside Parent, LLC (loan)	6,933	754	—	—	—	7,687	754
Bayside Parent, LLC (equity)	12,497	—	—	—	—	12,497	—
SLR-AMI Topco Blocker, LLC	12,006	1,133	—	—	552	13,691	—
Vapotherm, Inc.	14,368	—	—	—	18	14,568	1,280
Veronica Holdings, LLC (preferred equity)	31,899	5,649	—	—	(390)	37,548	2,593
Veronica Holdings, LLC (common equity)	639	—	—	—	—	639	—
	$98,067	$7,908	$135	$—	$180	$106,592	$6,312

The change in fair value in the table above may not roll across due to the recognition of accretion income, which is included in interest income.

(24) Spread is S+600 cash / 1.00% PIK.

* Non-income producing security.

** Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2026

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2026
Financial Services (includes SLR Credit Solutions, SLR Business Credit and SLR Healthcare ABL)	31.8%
Multi-Sector Holdings (includes Kingsbridge Holdings, LLC and SLR Equipment Finance)	21.0%
Health Care Providers & Services	10.8%
Pharmaceuticals	5.3%
Health Care Equipment & Supplies	4.9%
Diversified Consumer Services	4.8%
Professional Services	4.2%
Asset Management & Custody Banks	2.3%
Transportation Infrastructure	2.0%
Consumer Staples Distribution & Retail	1.5%
Specialty Retail	1.3%
Capital Markets	1.3%
Commercial Services & Supplies	1.2%
Software	1.2%
Life Sciences Tools & Services	1.1%
Insurance	1.0%
Fertilizers & Agricultural Chemicals	0.9%
Media	0.8%
Broadline Retail	0.7%
Communications Equipment	0.5%
Consumer Finance	0.5%
Food Products	0.5%
Aerospace & Defense	0.3%
Trading Companies & Distributors	0.1%
Total Investments	100.0%

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2026

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

September 30, 2026

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 17.5% (20% prior to April 1, 2026) of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 17.5% (20% prior to April 1, 2026) of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2026 and 2025.

For the three and nine months ended September 30, 2026, the Company recognized $7,849 and $23,480, respectively, in base management fees and $3,780 and $12,003, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2026, $7 and $37, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2025, the Company recognized $7,977 and $23,250, respectively, in base management fees and $5,403 and

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

$16,326, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2025, $13 and $35, respectively, of such performance-based incentive fees were waived. The Investment Adviser has agreed to waive incentive fees resulting from income earned due to the accretion of purchase discounts allocated to investments acquired as a result of the SUNS acquisition. Fees waived pursuant to the above are not subject to recoupment by the Investment Adviser.

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

For the three and nine months ended September 30, 2026, the Company recognized expenses under the Administration Agreement of $1,547 and $4,592, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized expenses under the Administration Agreement of $1,456 and $4,320, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2025.

Note 4. Net Asset Value Per Share

At September 30, 2026, the Company’s total net assets and net asset value per share were $972,779 and $17.83, respectively. This compares to total net assets and net asset value per share at December 31, 2025 of $995,993 and $18.26, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$7,584	$23,305	$32,977	$67,463
Denominator - weighted average shares:	54,554,634	54,554,634	54,554,634	54,554,634
Earnings per share:	$0.14	$0.43	$0.60	$1.24

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

September 30, 2026

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025:

Fair Value Measurements

As of September 30, 2026

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Senior Secured Loans	$—	$—	$1,163,920	$—	$1,163,920
Equipment Financing	—	—	99,000	—	99,000
Preferred Equity	—	—	41,054	—	41,054
Common Equity/Equity Interests/Warrants	239	—	686,770	47,082	734,091
Total Investments	$239	$—	$1,990,744	$47,082	$2,038,065

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

While the Company has not made an election to apply the fair value option of accounting to any of its current debt obligations, if the Company’s debt obligations were carried at fair value at September 30, 2026, the fair value of the Credit Facility, SPV Credit Facility, 2026 Unsecured Notes, 2027 Unsecured Notes, 2027 Series F Unsecured Notes, 2027 Series G Unsecured Notes, 2028 Series H Unsecured Notes, 2028 Series I Unsecured Notes and 2028 Series J Unsecured Notes (each as defined below) would be $503,825, $124,050, $74,625, $49,125, $133,650, $48,633, $49,625, $49,250 and $73,875, respectively. All debt obligations would be considered Level 3 liabilities and would be valued with market yield as the unobservable input.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

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

The following tables provide a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2026:

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Fair Value Measurements Using Level 3 Inputs

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, June 30, 2026	$1,237,554	$98,000	$34,309	$682,203	$2,052,066
Total gains or losses included in earnings:
Net realized gain (loss)	419	—	—	(111)	308
Net change in unrealized gain (loss)	(15,520)	1,000	(133)	4,051	(10,602)
Purchase of investment securities*	190,201	—	6,878	627	197,706
Proceeds from dispositions of investment securities	(248,734)	—	—	—	(248,734)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2026	$1,163,920	$99,000	$41,054	$686,770	$1,990,744
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(12,962)	$1,000	$(133)	$3,941	$(8,154)

	Senior Secured Loans	Equipment Financing	Preferred Equity	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2025	$1,260,389	$119,021	$32,858	$664,150	$2,076,418
Total gains or losses included in earnings:
Net realized gain (loss)	412	(20)	—	(217)	175
Net change in unrealized gain (loss)	(33,893)	4,066	(390)	10,653	(19,564)
Purchase of investment securities*	505,461	3,487	8,586	12,184	529,718
Proceeds from dispositions of investment securities	(568,449)	(27,554)	—	—	(596,003)
Transfers in/out of Level 3	—	—	—	—	—
Fair value, September 30, 2026	$1,163,920	$99,000	$41,054	$686,770	$1,990,744
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(32,847)	$4,000	$(390)	$10,542	$(18,695)

* Includes PIK capitalization and accretion of discount.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

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

September 30, 2026

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2026	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loans	Asset	$1,157,011	Income Approach	Market Yield	8.5% – 54.2% (11.7%)
		$6,909	Recovery Analysis	Recoverable Amount	N/A
Equipment Financing	Asset	$99,000	Market Multiple(1)	Comparable Multiple	1.1x – 1.3x (1.2x)
Preferred Equity	Asset	$40,095	Income Approach	Market Yield	9.0% – 15.4% (9.4%)
		$959	Recovery Analysis	Recoverable Amount	N/A
Common Equity/Equity Interests/Warrants	Asset	$509,770	Market Multiple(2)	Comparable Multiple	1.4x – 14.0x (4.9x)
		$177,000	Market Approach	Return on Equity	8.0% – 29.4% (20.4%)

(1)
Includes $99,000 of investments valued using an implied multiple.
(2)
Includes $28 of investments valued using a Black-Scholes model, $639 of investments valued using a transaction price, $29,139 of investments valued using a recovery analysis, $198,964 of investments valued using an EBITDA multiple and $281,000 of investments using an implied multiple.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$503,825	$499,385	(1)	$505,386	$499,287	(1)
SPV Credit Facility	124,050	123,368	(2)	165,050	163,975	(2)
2026 Unsecured Notes	75,000	74,972	(3)	75,000	74,870	(3)
2027 Unsecured Notes	50,000	49,995	(4)	50,000	49,991	(4)
2027 Series F Unsecured Notes	135,000	134,998	(5)	135,000	134,993	(5)
2027 Series G Unsecured Notes	49,000	48,952	(6)	49,000	48,925	(6)
2028 Series H Unsecured Notes	50,000	49,963	(7)	50,000	49,944	(7)
2028 Series I Unsecured Notes	50,000	49,952	(8)	50,000	49,933	(8)
2028 Series J Unsecured Notes	75,000	74,595	(9)	75,000	74,436	(9)
	$1,111,875	$1,106,180		$1,154,436	$1,146,354

(1)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $4,440 and $6,099 as of September 30, 2026 and December 31, 2025, respectively.
(2)
Carrying Value equals the Face Amount net of unamortized debt issuance costs/market discount of $682 and $1,075 as of September 30, 2026 and December 31, 2025, respectively.
(3)
Carrying Value equals the Face Amount net of unamortized market discount of $28 and $130 as of September 30, 2026 and December 31, 2025, respectively.
(4)
Carrying Value equals the Face Amount net of unamortized market discount of $5 and $9 as of September 30, 2026 and December 31, 2025, respectively.
(5)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $2 and $7 as of September 30, 2026 and December 31, 2025, respectively.
(6)
Carrying Value equals the Face Amount net of unamortized debt issuance costs of $48 and $75 as of September 30, 2026 and December 31, 2025, respectively.

(7) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $37 and $56 as of September 30, 2026 and

December 31, 2025, respectively.

(8) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $48 and $67 as of September 30, 2026 and

December 31, 2025, respectively.

(9) Carrying Value equals the Face Amount net of unamortized debt issuance costs of $405 and $564 as of September 30, 2026 and

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

September 30, 2026

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

Revolving and Term Loan Facilities

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (the
“Credit Facility”). Following the amendment and several commitment increases between the fourth quarter of 2024 and the second quarter of 2026 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $720,000 of revolving credit and $143,286 of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900,000 with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $503,825, composed of $360,539 of revolving credit and $143,286 of term loans.

On April 1, 2022, the Company entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to the Company’s assumption of the Revolving Credit Facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the
SPV Credit Facility is $275,000. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by
SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, the Company as successor to SUNS, and
SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The
SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $124,050.

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2026 and the year ended December 31, 2025 was 5.39% and 5.67%, respectively. These costs are exclusive of other credit facility expenses such as unused fees, agency fees and other prepaid expenses related to establishing and/or amending the Credit Facility, the SPV Credit Facility, the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), if any. The maximum amounts borrowed on the Debt Instruments during the nine months ended September 30, 2026 and the year ended December 31, 2025 were $1,164,348 and $1,223,260, respectively.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Per Share Data: (a)
Net asset value, beginning of year	$18.26	$18.20
Net investment income	0.98	1.20
Net realized and unrealized gain (loss)	(0.38)	0.04
Net increase in net assets resulting from operations	0.60	1.24
Distributions to stockholders:
From distributable earnings	(0.98)	(1.20)
From return of capital	(0.05)	(0.03)
Net asset value, end of period	$17.83	$18.21
Per share market value, end of period	$11.59	$15.29
Total Return (b)(c)	(18.82)%	1.94%
Net assets, end of period	$972,779	$993,287
Shares outstanding, end of period	54,554,634	54,554,634
Ratios to average net assets (c):
Net investment income	5.40%	6.59%
Operating expenses	4.40%*	4.78%*
Interest and other credit facility expenses	5.10%	5.17%
Total expenses	9.50%*	9.95%*
Average debt outstanding	$1,124,874	$1,084,933
Portfolio turnover ratio	24.6%	34.9%

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

* The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the performance-based incentive fee waiver (see note 3). For the nine months ended September 30, 2026 and 2025, the ratios of operating expenses to average net assets would be 4.41% and 4.79%, respectively, without the performance-based incentive fee waiver. For the nine months ended September 30, 2026 and 2025, the ratios of total expenses to average net assets would be 9.51% and 9.96%, respectively, without the performance-based incentive fee waiver.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Credit and SLR Healthcare (each as defined below). The total amount of these unfunded commitments as of September 30, 2026 and December 31, 2025 was $361,697 and $394,096, respectively, comprised of the following:

	September 30, 2026	December 31, 2025
SLR Credit Solutions*	$44,263	$44,263
Modivcare Buyer, LLC	38,697	—
Treace Medical Concepts, Inc.	24,332	24,332
Infillion Inc.	20,281	16,774
SLR Business Credit*	20,000	20,000
Wilbur-Ellis Holdings II, LLC	18,649	26,376
SLR Equipment Finance*	18,000	9,500
Lyneer Staffing Solutions, LLC	17,486	16,000
Fertility (ITC) Investment, LLC	14,878	—
Ardelyx, Inc.	14,636	29,272
SLR Healthcare ABL*	13,300	18,700
BDG Media, Inc.	9,024	10,946
Quantcast Corporation	8,123	6,275
SunMed Receivables I, LLC	7,623	7,623
Velocity One, LLC	7,250	7,250
World Insurance Associates, LLC	7,189	—
WMD Funding LLC	5,560	6,191
Stella & Chewy's, LLC	5,504	9,248
Pinnacle Fertility, Inc.	5,280	5,280
Streamland Media Holdings LLC	5,208	3,659
The Townsend Company, LLC	5,198	5,755
Refocus Management Services, LLC	5,163	—
Sightly Enterprises, Inc.	4,762	5,651
Southern Lifting and Hoisting, LLC	4,202	10,115
Veronica Holdings, LLC	4,106	—
One Touch Direct, LLC	3,803	3,544
Western Veterinary Partners LLC	3,483	21,179
33Across Inc.	3,211	2,418
Southern Transport LLC	3,088	6,062
iCIMS, Inc.	2,391	2,945
Alkeme Intermediary Holdings, LLC	2,343	—
Copper River Seafoods, Inc.	2,323	10,803
SLR Senior Lending Program LLC*	2,125	2,125
Plastics Management, LLC	1,831	3,128
United Digestive MSO Parent, LLC	1,777	1,927
Bayside Opco, LLC	1,721	2,093
SunMed Group Holdings, LLC	1,621	1,621
Southern Orthodontic Partners Management, LLC	810	—
EyeSouth Eye Care Holdco LLC	746	1,279
CC SAG Holdings Corp. (Spectrum Automotive)	548	548
SPAR Marketing Force, Inc.	489	7,665
TAUC Management, LLC	294	294
Shoes for Crews Global, LLC	284	284
All States Ag Parts, LLC	95	102
Arcutis Biotherapeutics, Inc.	—	12,658
OIS Management Services, LLC	—	11,416
DeepIntent, Inc.	—	9,777
Sherwood Management Co., Inc.	—	5,100
WALCO Funding, LLC	—	2,911
Tilley Distribution, Inc.	—	1,007
Total Commitments	$361,697	$394,096

* The Company controls the funding of these commitments and may cancel them at its discretion.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 10. Capital Share Transactions

As of September 30, 2026 and September 30, 2025, 200,000,000 shares of $0.01 par value capital stock were authorized.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of September 30, 2026, shares representing $150,000 of the Company’s common stock remain available for issuance and sale under the Equity Distribution Agreement.

Transactions in capital stock were as follows for the periods presented:

	Shares		Amount
	Three months ended September 30, 2026	Three months ended September 30, 2025	Three months ended September 30, 2026	Three months ended September 30, 2025
Share activity	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Share activity	—	—	$—	$—

Note 11. SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275,000 in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC (“SLR Credit”). The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400,000 at November 30, 2012 and a $275,000 committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5,737. Upon the closing of this

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2026, total commitments to the revolving credit facility were $300,000.

As of September 30, 2026, SLR Credit had 32 funded commitments to 24 different issuers with total funded loans of approximately $425,905 on total assets of $446,414. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404,097 on total assets of $420,735. As of September 30, 2026 and December 31, 2025, the largest loan outstanding totaled $38,254 and $29,916, respectively. For the same periods, the average exposure per issuer was $17,746 and $15,542, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $240,644 and $215,830 of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Credit had net income (loss) of $1,233 and ($1,723), respectively, on gross income of $9,479 and $9,423, respectively. For the nine months ended September 30, 2026 and 2025, SLR Credit had net income of $7,577 and $6,979, respectively, on gross income of $30,458 and $31,955, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

Note 12. SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance (“SLR Equipment”). SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S.-based companies. We invested $209,866 in cash to effect the transaction, of which $145,000 was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64,866 was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225,000 senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350,000 of commitments. On November 26, 2025, SLR Equipment renewed the credit facility extending the maturity date to November 26, 2028. On July 29, 2026, SLR Equipment issued notes amounting to $251,674, which were rated under an asset backed securitization (“ABS”) structure.

As of September 30, 2026, SLR Equipment had 478 funded equipment-backed leases and loans to 241 different customers with a total net investment in leases and loans of approximately $330,251 on total assets of $388,036. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299,753 on total assets of $338,285. As of September 30, 2026 and December 31, 2025, the largest position outstanding totaled $20,016 and $17,768, respectively. For the same periods, the average exposure per customer was $1,370 and $1,234, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $54,725 and $237,500 of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. SLR Equipment had approximately $222,009 of notes under the ABS structure payable at September 30, 2026. For the three months ended September 30, 2026 and 2025, SLR Equipment had net income of $1,855 and $1,335, respectively, on gross income of $8,557 and $5,959, respectively. For the nine months ended September 30, 2026 and 2025, SLR Equipment had net income of $9,899 and $1,981, respectively, on gross income of $29,875 and $21,394, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

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

As of September 30, 2026 and December 31, 2025, KBHT had total assets of $1,041,571 and $940,258, respectively. For the same periods, debt recourse to KBHT totaled $331,390 and $309,367, respectively, and non-recourse debt totaled $417,328 and $407,803, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2026 and 2025, KBHT had net income (loss) of $(2,548) and $3,510, respectively, on gross income of $103,031 and $87,439, respectively. For the nine months ended September 30, 2026 and 2025, KBHT had net income (loss) of ($1,181) and $9,750, respectively, on gross income of $351,323 and $275,388, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

Note 14. SLR Healthcare ABL

SUNS acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”), on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2026, SLR Healthcare’s management team and the Company owned approximately 9% and 91% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective upon an amendment dated March 27, 2026, SLR Healthcare has a $160,000 non-recourse credit facility, which is expandable to $300,000 under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2026, the portfolio totaled approximately $263,250 of commitments with a total net investment in loans of $136,799 on total assets of $146,084. As of December 31, 2025, the portfolio totaled approximately $297,750 of commitments with a total net investment in loans of $157,025 on total assets of $165,380. At September 30, 2026, the portfolio consisted of 45 issuers with an average balance of approximately $3,040 versus 48 issuers with an average balance of approximately $3,271 at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $98,000 and $127,200 of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Healthcare had net income of $1,345 and $1,501, respectively, on gross income of $5,090 and $6,020, respectively. For the nine months ended September 30, 2026 and 2025, SLR Healthcare had net income of $4,423 and $4,387, respectively, on gross income of $15,238 and $17,116, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2026, the portfolio totaled approximately $882,743 of commitments, of which, on a net basis, approximately $615,877 were funded, on total assets of $652,537. As of December 31, 2025, the portfolio totaled approximately $920,443 of commitments, of which $535,201 were funded, on total assets of $574,114. At September 30, 2026, the portfolio consisted of 164 issuers with an average balance of approximately $3,755 versus 179 issuers with an average balance of approximately $2,990 at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367,000 which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $336,550 and $273,161 of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Business Credit had net income of $2,438 and $2,545 respectively, on gross income of $15,405 and $15,417, respectively. For the nine months ended September 30, 2026 and 2025, SLR Business Credit had net income of $6,664 and $8,026 respectively, on gross income of $40,145 and $41,568, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 16. Stock Repurchase Program

On May 4, 2026, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2027 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and nine months ended September 30, 2026 or for the fiscal year ended December 31, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150,000 facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $87,800 and $94,500, respectively.

As of September 30, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95,750 and $95,750, respectively. As of September 30, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4,250 and $4,250, respectively. The Company and the Investor control the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2026 and December 31, 2025, SSLP had total assets of $184,589 and $192,810, respectively. For the same periods, SSLP’s portfolio consisted of 25 and 25 different portfolio companies, respectively. For the three and nine months ended September 30, 2026, SSLP invested $6,960 and $23,481, respectively, in 6 and 10 portfolio companies, respectively. Investments sold or prepaid totaled $9,789 and $25,015, respectively, for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, SSLP invested $18,513 and $57,354, respectively, in 4 and 11 portfolio companies, respectively. Investments sold or prepaid totaled $15,258 and $49,030, respectively, for the three and nine months ended September 30, 2025.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

SSLP Portfolio as of September 30, 2026

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount/Shares	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	9.07%	11/2028	$9,713	$9,607	$9,713
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.84%	9/2027	2,022	2,022	2,022
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	2.00%	9.07%	9/2030	157	150	150
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+600	2.00%	10.07%	3/2031	3,077	3,031	3,031
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.15%	6/2028	9,844	9,844	9,844
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.57%	11/2030	5,084	4,993	4,982
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.15%	5/2029	9,847	9,689	9,847
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.26%	11/2029	3,147	3,093	3,147
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.28%	10/2029	10,340	10,301	10,340
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.84%	1/2029	9,897	9,803	9,897
iCIMS, Inc.(4)	Software	S+575	0.75%	9.57%	8/2028	10,000	9,977	9,200
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+625	1.00%	10.23%	3/2029	7,890	7,788	7,890
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.66%	10/2029	2,737	2,694	2,737
New Baymark Parent, LLC (preferred equity)(4)	Health Care Providers & Services	N/A	N/A	11.50%	N/A	1,422,338	1,243	1,243
New Baymark Parent, LLC (common equity)(4)	Health Care Providers & Services	N/A	N/A	N/A	N/A	4,850	—	—
NS and Associates LLC	Consumer Staples Distribution & Retail	S+500	1.00%	8.75%	8/2030	8,015	7,915	8,015
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	10.07%	7/2028	5,759	5,687	5,356
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+450	0.75%	8.34%	3/2028	13,331	13,331	13,331
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.07%	8/2029	5,479	5,376	5,479
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.76%	2/2029	4,774	4,688	4,774
RQM+ Corp.(4)(5)	Professional Services	S+725	1.00%	—	8/2029	6,926	6,547	4,502
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.82%	4/2029	7,234	7,234	7,234
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.42%	6/2028	8,696	8,696	8,696
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.90%	8/2030	12,723	12,461	12,723
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.48%	3/2029	5,008	4,927	5,008
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.72%	9/2027	3,288	3,263	3,223
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.09%	10/2027	15,517	15,467	15,517
							$179,827	$177,901

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2026.
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

September 30, 2026

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

Below is certain summarized financial information for SSLP as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025:

	September 30, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $179,827 and $180,681, respectively)	$177,901	$181,369
Cash and other assets	6,688	11,441
Total assets	$184,589	$192,810
Debt outstanding ($87,800 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,552 and $1,843, respectively)	$86,248	$92,657
Distributions payable	2,286	1,885
Interest payable and other credit facility related expenses	1,461	1,488
Accrued expenses and other payables	431	268
Total liabilities	$90,426	$96,298
Members’ equity	$94,163	$96,512
Total liabilities and members’ equity	$184,589	$192,810

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selected Income Statement Information for SSLP:
Interest and miscellaneous income	$4,097	$5,092	$12,821	$14,119
Service fees*	114	116	344	330
Interest and other credit facility expenses	1,559	2,263	4,679	6,753
Other general and administrative expenses	74	57	177	189
Total expenses	1,747	2,436	5,200	7,272
Net investment income	$2,350	$2,656	$7,621	$6,847
Realized gain on investments	—	21	—	358
Net change in unrealized gain (loss) on investments	(164)	(353)	(2,614)	(697)
Net realized and unrealized gain (loss) on investments	$(164)	$(332)	$(2,614)	$(339)
Net income	$2,186	$2,324	$5,007	$6,508

* Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 18. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The
Company has identified its co-Chief Executive Officer as the Chief1 Operating Decision Makers (“CODMs”). The CODMs review all significant segment expenses on the Consolidated Statements of Operations and use net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODMs use net asset value per share (see Note 4) to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 19. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 28, 2026, the Company committed to a private offering of $135,000 of unsecured notes due 2030 (the “2030 Series K Unsecured Notes”) with a fixed interest rate of 6.76% and a maturity date of June 10, 2030. The 2030 Series K Unsecured Notes are expected to close on December 10, 2026, subject to satisfaction of customary closing conditions. Interest on the 2030 Series K Unsecured Notes will be due semi-annually on June 10 and December 10. The 2030 Series K Unsecured Notes will be issued in a private placement only to qualified institutional buyers.

During the period October 1, 2026 through October 30, 2026, the Company repurchased 884,002 shares at an average price of $11.31, inclusive of commissions. The total dollar amount of shares repurchased during the period October 1, 2026 through October 30, 2026 was $10,000.

On October 30, 2026, the Company closed on Amendment No. 5 to its Credit Facility. This amendment increases the maximum facility size from $900,000 to $950,000 and makes amendments to the covered debt amount definition and the borrowing base calculation. This description of Amendment No. 5 to the Credit Facility is only a summary of the material provisions of such amendment and is qualified in its entirety by reference to it, which is filed as Exhibit 10.2 to this report.

SLR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

On November 3, 2026, the Board declared a quarterly distribution of $0.31 per share payable on December 28, 2026 to holders of record as of December 14, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2026

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

Recent Developments

On October 28, 2026, the Company committed to a private offering of $135 million of unsecured notes due 2030 (the “2030 Series K Unsecured Notes”) with a fixed interest rate of 6.76% and a maturity date of June 10, 2030. The 2030 Series K Unsecured Notes are expected to close on December 10, 2026, subject to satisfaction of customary closing conditions. Interest on the 2030 Series

K Unsecured Notes will be due semi-annually on June 10 and December 10. The 2030 Series K Unsecured Notes will be issued in a private placement only to qualified institutional buyers.

During the period October 1, 2026 through October 30, 2026, the Company repurchased 884,002 shares at an average price of $11.31, inclusive of commissions. The total dollar amount of shares repurchased during the period October 1, 2026 through October 30, 2026 was $10.0 million.

On October 30, 2026, the Company closed on Amendment No. 5 to its Credit Facility. This amendment increases the maximum facility size from $900 million to $950 million and makes amendments to the covered debt amount definition and the borrowing base calculation. This description of Amendment No. 5 to the Credit Facility is only a summary of the material provisions of such amendment and is qualified in its entirety by reference to it, which is filed as Exhibit 10.2 to this report.

On November 3, 2026, the Board declared a quarterly distribution of $0.31 per share payable on December 28, 2026 to holders of record as of December 14, 2026.

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

Portfolio and Investment Activity

During the three months ended September 30, 2026, we invested approximately $194.6 million across 32 portfolio companies. This compares to investing approximately $276.9 million in 33 portfolio companies during the three months ended September 30, 2025. Investments sold, prepaid or repaid during the three months ended September 30, 2026 totaled approximately $251.7 million versus approximately $311.9 million for the three months ended September 30, 2025.

At September 30, 2026, our portfolio consisted of 77 portfolio companies and was invested 22.8% in cash flow senior secured loans, 45.7% in asset-based senior secured loans / SLR Credit Solutions (“SLR Credit”) / SLR Healthcare ABL / SLR Business Credit, 21.0% in equipment senior secured financings / SLR Equipment Finance (“SLR Equipment”) / Kingsbridge Holdings, LLC (“KBH”) and 10.5% in life science investments, in each case, measured at fair value, versus 109 portfolio companies invested 22.9% in cash flow senior secured loans, 46.2% in asset-based senior secured loans / SLR Credit / SLR Healthcare ABL / SLR Business Credit, 18.7% in equipment senior secured financings / SLR Equipment / KBH, and 12.2% in life science investments, in each case, measured at fair value, at September 30, 2025.

At September 30, 2026, 82.0%, or $1.62 billion, of our income producing investment portfolio* was floating rate and 18.0%, or $353.6 million, was fixed rate, measured at fair value. At September 30, 2025, 83.4%, or $1.74 billion, of our income producing investment portfolio* was floating rate and 16.6%, or $344.7 million, was fixed rate, measured at fair value. As of September 30, 2026 and 2025, we had two and one issuers, respectively, on non-accrual status.

* We have included SLR Credit Solutions, SLR Equipment Finance, SLR Healthcare ABL, SLR Business Credit and Kingsbridge Holdings, LLC within our income producing investment portfolio.

SLR Credit Solutions

On December 28, 2012, we acquired an equity interest in Crystal Capital Financial Holdings LLC (“Crystal Financial”) for $275 million in cash. Crystal Financial owned approximately 98% of the outstanding ownership interest in SLR Credit Solutions, f/k/a Crystal Financial LLC. The remaining financial interest was held by various employees of SLR Credit, through their investment in Crystal Management LP. SLR Credit had a diversified portfolio of 23 loans having a total par value of approximately $400 million at November 30, 2012 and a $275 million committed revolving credit facility. On July 28, 2016, the Company purchased Crystal Management LP’s approximately 2% equity interest in SLR Credit for approximately $5.7 million. Upon the closing of this transaction, the Company holds 100% of the equity interest in SLR Credit. On September 30, 2016, Crystal Capital Financial Holdings LLC was dissolved. As of September 30, 2026, total commitments to the revolving credit facility were $300 million.

As of September 30, 2026, SLR Credit had 32 funded commitments to 24 different issuers with total funded loans of approximately $425.9 million on total assets of $446.4 million. As of December 31, 2025, SLR Credit had 33 funded commitments to 26 different issuers with total funded loans of approximately $404.1 million on total assets of $420.7 million. As of September 30, 2026 and December 31, 2025, the largest loan outstanding totaled $38.3 million and $29.9 million, respectively. For the same periods, the average exposure per issuer was $17.7 million and $15.5 million, respectively. SLR Credit’s credit facility, which is non-recourse to the Company, had approximately $240.6 million and $215.8 million of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Credit had net income (loss) of $1.2 million and ($1.7) million, respectively, on gross income of $9.5 million and $9.4 million, respectively. For the nine months ended September 30, 2026 and 2025, SLR Credit had net income of $7.6 million and $7.0 million, respectively, on gross income of $30.5 million and $32.0 million, respectively. Due to timing and non-cash items, there may be material differences between U.S. generally accepted accounting principles (“GAAP”) net income and cash available for distributions. As such, and subject to fluctuations in SLR Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Credit will be able to maintain consistent dividend payments to us.

SLR Equipment Finance

On July 31, 2017, we acquired a 100% equity interest in NEF Holdings, LLC, which conducts its business through its wholly-owned subsidiary Nations Equipment Finance, LLC. Effective February 25, 2021, Nations Equipment Finance, LLC and its related companies are doing business as SLR Equipment Finance. SLR Equipment is an independent equipment finance company that provides senior secured loans and leases primarily to U.S. based companies. We invested $209.9 million in cash to effect the transaction, of which $145.0 million was invested in the equity of SLR Equipment through our wholly-owned consolidated taxable subsidiary NEFCORP LLC and our wholly-owned consolidated subsidiary NEFPASS LLC and $64.9 million was used to purchase certain leases and loans held by SLR Equipment through NEFPASS LLC. On January 31, 2024, SLR Equipment entered into a $225 million senior secured credit facility with a maturity date of January 31, 2027. On March 1, 2024, the credit facility was expanded to $350 million of commitments. On November 26, 2025, SLR Equipment renewed the credit facility extending the maturity date to November 26, 2028. On July 29, 2026, SLR Equipment issued notes amounting to $251.7 million, which were rated under an asset backed securitization (“ABS”) structure.

As of September 30, 2026, SLR Equipment had 478 funded equipment-backed leases and loans to 241 different customers with a total net investment in leases and loans of approximately $330.3 million on total assets of $388.0 million. As of December 31, 2025, SLR Equipment had 485 funded equipment-backed leases and loans to 243 different customers with a total net investment in leases and loans of approximately $299.8 million on total assets of $338.3 million. As of September 30, 2026 and December 31, 2025, the largest position outstanding totaled $20.0 million and $17.8 million, respectively. For the same periods, the average exposure per customer was $1.4 million and $1.2 million, respectively. SLR Equipment’s credit facility, which is non-recourse to the Company, had approximately $54.7 million and $237.5 million of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. SLR Equipment had approximately $222.0 million of notes under the ABS structure payable at September 30, 2026. For the three months ended September 30, 2026 and 2025, SLR Equipment had net income of $1.9 million and $1.3 million, respectively, on gross income of $8.6 million and $6.0 million, respectively. For the nine months ended September 30, 2026 and 2025, SLR Equipment had net income of $9.9 million and $2.0 million, respectively, on gross income of $29.9 million and $21.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Equipment’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Equipment will be able to maintain consistent dividend payments to us.

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

As of September 30, 2026 and December 31, 2025, KBHT had total assets of $1,041.6 million and $940.3 million, respectively. For the same periods, debt recourse to KBHT totaled $331.4 million and $309.4 million, respectively, and non-recourse debt totaled $417.3 million and $407.8 million, respectively. None of the debt is recourse to the Company. For the three months ended September 30, 2026 and 2025, KBHT had net income (loss) of $(2.5) million and $3.5 million, respectively, on gross income of $103.0 million and $87.4 million, respectively. For the nine months ended September 30, 2026 and 2025, KBHT had net income (loss) of ($1.2) million and $9.8 million, respectively, on gross income of $351.3 million and $275.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in KBHT’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that KBHT will be able to maintain consistent dividend payments to us.

SLR Healthcare ABL

SLR Senior Investment Corp. (“SUNS”) acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. SUNS’s initial investment in SLR Healthcare ABL was approximately $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2026, SLR Healthcare’s management team and the Company owned approximately 9% and 91% of the equity in SLR Healthcare, respectively. SLRC acquired SLR Healthcare in connection with the SUNS acquisition on April 1, 2022. Effective with an amendment dated March 27, 2026, SLR Healthcare has a $160 million non-recourse credit facility, which is expandable to $300 million under its accordion facility. The maturity date of this facility is March 27, 2031.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2026, the portfolio totaled approximately $263.3 million of commitments with a total net investment in loans of $136.8 million on total assets of $146.1 million. As of December 31, 2025, the portfolio totaled approximately $297.8 million of commitments with a total net investment in loans of $157.0 million on total assets of $165.4 million. At September 30, 2026, the portfolio consisted of 45 issuers with an average balance of approximately $3.0 million versus 48 issuers with an average balance of approximately $3.3 million at December 31, 2025. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $98.0 million and $127.2 million of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Healthcare had net income of $1.3 million and $1.5 million, respectively, on gross income of $5.1 million and $6.0 million, respectively. For the nine months ended September 30, 2026 and 2025, SLR Healthcare had net income of $4.4 million and $4.4 million, respectively, on gross income of $15.2 million and $17.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayment of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2026, the portfolio totaled approximately $882.7 million of commitments, of which, on a net basis, approximately $615.9 million were funded, on total assets of $652.5 million. As of December 31, 2025, the portfolio totaled approximately $920.4 million of commitments, of which $535.2 million were funded, on total assets of $574.1 million. At September 30, 2026, the portfolio consisted of 164 issuers with an average balance of approximately $3.8 million versus 179 issuers with an average balance of approximately $3.0 million at December 31, 2025. NMC has a senior credit facility with a bank lending group for $367.0 million, which expires on November 13, 2028. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $336.6 million and $273.2 million of borrowings outstanding at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, SLR Business Credit had net income of $2.4 million and $2.5 million, respectively, on gross income of $15.4 million and $15.4 million, respectively. For the nine months ended September 30, 2026 and 2025, SLR Business Credit had net income of $6.7 million and $8.0 million, respectively, on gross income of $40.1 million and $41.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Stock Repurchase Program

On May 4, 2026, our Board authorized an extension of a program for the purpose of repurchasing up to $50,000 of our outstanding shares of common stock. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market from time to time provided that we comply with our code of ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless further amended or extended by our Board, we expect the repurchase program to be in place until the earlier of May 7, 2027 or until $50,000 of our outstanding shares of common stock have been repurchased. The timing and number of additional shares to be repurchased will depend on a number of factors, including market conditions. There are no assurances that we will engage in any repurchases beyond what is reported herein. There were no share repurchases during the three and nine months ended September 30, 2026 or for the fiscal year ended December 31, 2025.

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

On December 1, 2022, SSLP commenced operations. On December 12, 2022, SSLP, as servicer, and SLR Senior Lending
Program SPV LLC (“SSLP SPV”), a newly formed wholly owned subsidiary of SSLP, as borrower, entered into a senior secured revolving credit facility with Goldman Sachs Bank USA acting as administrative agent. On October 8, 2025, this facility was refinanced with Citizens Bank, N.A. into a $150 million facility scheduled to mature in October 2030 and generally bearing interest at a rate of SOFR plus 2.15% (the “SSLP Facility”). SSLP and SSLP SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SSLP Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2026 and December 31, 2025, borrowings outstanding on the SSLP Facility totaled $87.8 million and $94.5 million, respectively.

As of September 30, 2026 and December 31, 2025, the Company and the Investor had contributed combined equity capital in the amount of $95.75 million and $95.75 million, respectively. As of September 30, 2026 and December 31, 2025, the Company and the Investor’s combined remaining commitments to SSLP totaled $4.25 million and $4.25 million, respectively. The Company, along with the Investor, controls the funding of SSLP, and SSLP may not call the unfunded commitments of the Company or the Investor without the approval of both the Company and the Investor.

As of September 30, 2026 and December 31, 2025, SSLP had total assets of $184.6 million and $192.8 million, respectively. For the same periods, SSLP’s portfolio consisted of 25 and 25 different portfolio companies, respectively. For the three and nine months ended September 30, 2026, SSLP invested $7.0 million and $23.5 million, respectively, in 6 and 10 portfolio companies, respectively. Investments sold or prepaid totaled $9.8 million and $25.0 million, respectively, for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, SSLP invested $18.5 million and $57.4 million, respectively, in 4 and 11 portfolio companies, respectively. Investments sold or prepaid totaled $15.3 million and $49.0 million, respectively, for the three and nine months ended September 30, 2025.

SSLP Portfolio as of September 30, 2026 (dollar amounts in thousands)

Description	Industry	Spread Above Index(1)	Floor	Interest Rate(2)	Maturity Date	Par Amount/Shares	Cost	Fair Value(3)
Alkeme Intermediary Holdings, LLC (4)	Insurance	S+500	1.00%	9.07%	11/2028	$9,713	$9,607	$9,713
All States Ag Parts, LLC (4)	Trading Companies & Distributors	S+650	1.00%	10.84%	9/2027	2,022	2,022	2,022
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+500	2.00%	9.07%	9/2030	157	150	150
BayMark Health Services, Inc. (4)	Health Care Providers & Services	S+600	2.00%	10.07%	3/2031	3,077	3,031	3,031
CC SAG Holdings Corp. (4)	Diversified Consumer Services	S+525	0.75%	9.15%	6/2028	9,844	9,844	9,844
Crewline Buyer, Inc.	IT Services	S+675	1.00%	10.57%	11/2030	5,084	4,993	4,982
CVAUSA Management, LLC (4)	Health Care Providers & Services	S+525	1.00%	9.15%	5/2029	9,847	9,689	9,847
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.26%	11/2029	3,147	3,093	3,147
Eyesouth Eye Care Holdco LLC (4)	Health Care Providers & Services	S+550	1.00%	9.28%	10/2029	10,340	10,301	10,340
Fertility (ITC) Investment Holdco, LLC (4)	Health Care Providers & Services	S+500	0.75%	8.84%	1/2029	9,897	9,803	9,897
iCIMS, Inc.(4)	Software	S+575	0.75%	9.57%	8/2028	10,000	9,977	9,200
Maxor Acquisition, Inc.(4)	Health Care Providers & Services	S+625	1.00%	10.23%	3/2029	7,890	7,788	7,890
Medrina, LLC	Health Care Providers & Services	S+600	1.00%	9.66%	10/2029	2,737	2,694	2,737
New Baymark Parent, LLC (preferred equity)(4)	Health Care Providers & Services	N/A	N/A	11.50%	N/A	1,422,338	1,243	1,243
New Baymark Parent, LLC (common equity)(4)	Health Care Providers & Services	N/A	N/A	N/A	N/A	4,850	—	—
NS and Associates LLC	Consumer Staples Distribution & Retail	S+500	1.00%	8.75%	8/2030	8,015	7,915	8,015
ONS MSO, LLC	Health Care Providers & Services	S+625	1.00%	10.07%	7/2028	5,759	5,687	5,356
Pinnacle Fertility, Inc.(4)	Health Care Providers & Services	S+450	0.75%	8.34%	3/2028	13,331	13,331	13,331
Plastics Management, LLC(4)	Health Care Providers & Services	S+500	1.00%	9.07%	8/2029	5,479	5,376	5,479
ReFocus Management Services, LLC(4)	Health Care Providers & Services	S+500	1.00%	8.76%	2/2029	4,774	4,688	4,774
RQM+ Corp.(4)(5)	Professional Services	S+725	1.00%	—	8/2029	6,926	6,547	4,502
RxSense Holdings LLC	Diversified Consumer Services	S+500	1.00%	8.82%	4/2029	7,234	7,234	7,234
SunMed Group Holdings, LLC(4)	Health Care Equipment & Supplies	S+550	0.75%	9.42%	6/2028	8,696	8,696	8,696
The Townsend Company, LLC(4)	Commercial Services & Supplies	S+500	1.00%	8.90%	8/2030	12,723	12,461	12,723
United Digestive MSO Parent, LLC(4)	Health Care Providers & Services	S+575	1.00%	9.48%	3/2029	5,008	4,927	5,008
UVP Management, LLC	Health Care Providers & Services	S+550	1.00%	9.72%	9/2027	3,288	3,263	3,223
Western Veterinary Partners LLC(4)	Diversified Consumer Services	S+525	1.00%	9.09%	10/2027	15,517	15,467	15,517
							$179,827	$177,901

(1)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR. These instruments are typically subject to a SOFR floor.
(2)
Floating rate debt investments typically bear interest at a rate determined by reference to the SOFR (“S”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, we have provided the current interest rate in effect as of September 30, 2026.
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

Below is certain summarized financial information for SSLP as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025:

	September 30, 2026	December 31, 2025
Selected Balance Sheet Information for SSLP:
Investments at fair value (cost $179,827 and $180,681, respectively)	$177,901	$181,369
Cash and other assets	6,688	11,441
Total assets	$184,589	$192,810
Debt outstanding ($87,800 and $94,500 face amounts, respectively, reported net of unamortized debt issuance costs of $1,552 and $1,843, respectively)	$86,248	$92,657
Distributions payable	2,286	1,885
Interest payable and other credit facility related expenses	1,461	1,488
Accrued expenses and other payables	431	268
Total liabilities	$90,426	$96,298
Members’ equity	$94,163	$96,512
Total liabilities and members’ equity	$184,589	$192,810

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Selected Income Statement Information for SSLP:
Interest and miscellaneous income	$4,097	$5,092	$12,821	$14,119
Service fees*	114	116	344	330
Interest and other credit facility expenses	1,559	2,263	4,679	6,753
Other general and administrative expenses	74	57	177	189
Total expenses	1,747	2,436	5,200	7,272
Net investment income	$2,350	$2,656	$7,621	$6,847
Realized gain on investments	—	21	—	358
Net change in unrealized gain (loss) on investments	(164)	(353)	(2,614)	(697)
Net realized and unrealized gain (loss) on investments	$(164)	$(332)	$(2,614)	$(339)
Net income	$2,186	$2,324	$5,007	$6,508

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflect the payment deferral and increased credit risks associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2026, capitalized PIK income totaled $2.1 million and $9.5 million, respectively. For the three and nine months ended September 30, 2025, capitalized PIK income totaled $1.9 million and $5.4 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons for the three and nine months ended September 30, 2026 and September 30, 2025 are presented below:

Investment Income

For the three and nine months ended September 30, 2026, gross investment income totaled $49.3 million and $147.4 million, respectively. For the three and nine months ended September 30, 2025, gross investment income totaled $57.0 million and $164.1 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a decrease in size of the income-producing portfolio.

Expenses

Net expenses totaled $31.5 million and $94.0 million, respectively, for the three and nine months ended September 30, 2026, of which $11.6 million and $35.5 million, respectively, consisted of base management fees and performance-based incentive fees and $17.3 million and $50.4 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $2.6 million and $8.1 million, respectively, for the three and nine months ended September 30, 2026. Over the same periods, $7 thousand and $37 thousand of performance-based incentive fees were waived. Net expenses totaled $35.4 million and $98.7 million, respectively, for the three and nine months ended September 30, 2025, of which $13.4 million and $39.6 million, respectively, consisted of base management fees and performance-based incentive fees and $18.7 million and $51.3 million, respectively, consisted of interest and other credit facility expenses. Other general and administrative expenses totaled $3.3 million and $7.9 million, respectively, for the three and nine months ended September 30, 2025. Over the same periods, $13 thousand and $35 thousand of performance-based incentive fees were waived. Expenses generally consist of management and performance-based incentive fees, interest and other credit facility expenses, administrative services fees, insurance expenses, legal fees, directors’ fees, transfer agency fees, printing and proxy expenses, audit and tax services expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in expenses for the year over year three month and nine month periods was primarily due to lower incentive fees on lower net investment income.

Net Investment Income

The Company’s net investment income totaled $17.8 million and $53.4 million, or $0.33 and $0.98, per average share, respectively, for the three and nine months ended September 30, 2026. The Company’s net investment income totaled $21.6 million and $65.3 million, or $0.40 and $1.20, per average share, respectively, for the three and nine months ended September 30, 2025.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $252 million and $600 million, respectively, for the three and nine months ended September 30, 2026. Net realized gain over the same periods were $307 thousand and $128 thousand, respectively. The Company had investment sales and prepayments totaling approximately $312 million and $718 million, respectively, for the three and nine months ended September 30, 2025. Net realized gains over the same periods were $1.3 million and $1.1 million, respectively. Net realized gain for the three and nine months ended September 30, 2026 and 2025 were primarily due to the disposition of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled ($10.5) million and ($20.6) million, respectively. Net unrealized loss for the three months ended September 30, 2026 was primarily due to depreciation in the value of our investments in OmniGuide Holdings, Inc. and RQM+ Corp., among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investment in Enhanced Permanent Capital, LLC, partially offset by appreciation in the value of our investments in SLR Business Credit, SLR-AMI Topco Blocker LLC and SLR Equipment Finance, among others. Net unrealized loss for the nine months ended September 30, 2026 was primarily due to depreciation in the value of our investments in OmniGuide Holdings, Inc., RQM+ Corp., iCIMS, Inc. and SLR Senior Lending Program LLC, among others, partially offset by appreciation in the value of our investments in SLR Business Credit, SLR Equipment Finance, KBH Topco LLC and SLR Healthcare ABL, among others. For the three and nine months ended September 30, 2025, net change in unrealized gain on the Company’s assets totaled $0.4 million and $1.0 million, respectively. Net unrealized gain for the three months ended September 30, 2025 was primarily due to appreciation in the value of our investments in SLR Business Credit, KBH Topco, LLC, SLR-AMI Topco Blocker LLC, Arcutis Biotherapeutics, Inc., Bayside Parent, LLC and Cerapedics, Inc., among others, partially offset by depreciation in the value of our investments in SLR Credit Solutions, SLR Equipment Finance and RQM+

Corp., among others, as well as the reversal of previously recognized unrealized appreciation upon the refinance of our investment in DeepIntent, Inc. Net unrealized gain for the nine months ended September 30, 2025 was primarily due to appreciation in the value of our investments in KBH Topco, LLC, SLR Business Credit, Bayside Parent, LLC, Arcutis Biotherapeutics, Inc., Cerapedics, Inc. and Centinel Spine LLC, among others, partially offset by depreciation in the value of our investments in SLR Equipment Finance, SLR Credit Solutions, SLR-AMI Topco Blocker, LLC, RQM+ Corp., OmniGuide Holdings, Inc., SOINT, LLC and SLR Senior Lending Program LLC, among others, as well as the reversal of previously recognized unrealized appreciation upon the exit of our investments in Outset Medical, Inc. and Retina Midco, Inc.

Net Increase in Net Assets from Operations

For the three and nine months ended September 30, 2026, the Company had a net increase in net assets resulting from operations of $7.6 million and $33.0 million, respectively. For the same periods, earnings per average share were $0.14 and $0.60, respectively. For the three and nine months ended September 30, 2025, the Company had a net increase in net assets resulting from operations of $23.3 million and $67.5 million, respectively. For the same periods, earnings per average share were $0.43 and $1.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generated and generally available through its Credit Facility and SPV Credit Facility (as defined below), the 2026 Unsecured Notes, the 2027 Unsecured Notes, the 2027 Series F Unsecured Notes, the 2027 Series G Unsecured Notes, the 2028 Series H Unsecured Notes, the 2028 Series I Unsecured Notes and the 2028 Series J Unsecured Notes (collectively the “Debt Instruments”), through cash flows from operations, investment sales, prepayments of senior and subordinated loans, income earned on investments and cash equivalents, and periodic follow-on equity and/or debt offerings. As of September 30, 2026, we had a total of $510.4 million of collective unused borrowing capacity under the Credit Facility and SPV Credit Facility, subject to borrowing base limits.

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

For the three and nine months ended September 30, 2026 and 2025, the Company sold no shares of common stock under the Equity Distribution Agreement. As of September 30, 2026, shares representing $150.0 million of our common stock remain available for issuance and sale under the Equity Distribution Agreement.

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

On August 16, 2024, the Company closed on Amendment No. 3 to its August 28, 2019 senior secured credit agreement (as amended to date, the “Credit Facility”). Following this amendment and several commitment increases between the fourth quarter of 2024 and the second quarter of 2026 and a commitment decrease in the fourth quarter of 2025 related to a lender who did not extend their commitment with Amendment No. 3, the Credit Facility is now composed of $720.0 million of revolving credit and $143.3 million of term loans. Borrowings generally bear interest at a rate per annum equal to the base rate plus a range of 1.75%-2.00% or the alternate base rate plus 0.75%-1.00%. The Credit Facility has a 0% floor, matures in August 2029 and includes ratable amortization in the final year. Subsequent to Amendment No. 4 on December 3, 2024, the Credit Facility may be increased up to $900 million with additional new lenders or an increase in commitments from current lenders. The Credit Facility contains certain customary affirmative and negative covenants and events of default. In addition, the Credit Facility contains certain financial covenants that, among other things, require the Company to maintain a minimum stockholder’s equity and a minimum asset coverage ratio. At September 30, 2026, outstanding USD equivalent borrowings under the Credit Facility totaled $503.8 million, composed of $360.5 million of revolving credit and $143.3 million of term loans.

On April 1, 2022, we entered into an assumption agreement (the “CF Assumption Agreement”), effective as of the closing of the SUNS acquisition. The CF Assumption Agreement relates to our assumption of the revolving credit facility, originally entered into on August 26, 2011 (as amended from time to time, the “SPV Credit Facility”), by and among SUNS SPV LLC (the “SUNS SPV”), a wholly-owned subsidiary of SUNS, acting as borrower, Citibank, N.A., acting as administrative agent and collateral agent, and the other parties thereto. Currently, subsequent to an August 30, 2024 amendment, the commitment under the SPV Credit Facility is $275 million. The stated interest rate on the SPV Credit Facility is SOFR plus 2.25%-2.75% with no SOFR floor requirement, and the current final maturity date is August 30, 2028. The SPV Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the SPV Credit Facility and related transaction documents, we, as successor to SUNS, and SUNS SPV, as applicable, have made certain customary representations and warranties and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The SPV Credit Facility also includes usual and customary events of default for credit facilities of this nature. At September 30, 2026, outstanding USD equivalent borrowings under the SPV Credit Facility totaled $124.1 million.

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

Certain covenants on our issued debt may restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. At September 30, 2026, the Company was in compliance with all financial and operational covenants required by the Debt Instruments.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. As of September 30, 2026 and December 31, 2025, we held face amounts of $460 million and $350 million, respectively, in cash equivalents.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2026:

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facilities (1)	$484.6	$—	$484.6	$—	$—
Unsecured senior notes	484.0	260.0	224.0	—	—
Term loans	143.3	3.3	140.0	—	—

(1)
As of September 30, 2026, we had a total of $510.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table (in thousands) as of the quarter ended September 30, 2026 and each year ended December 31 for the past ten years, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2026 (through September 30, 2026)	$360,539	$608	—	N/A
Fiscal 2025	352,248	568	—	N/A
Fiscal 2024	342,043	642	—	N/A
Fiscal 2023	407,000	631	—	N/A
Fiscal 2022	293,000	513	—	N/A
Fiscal 2021	222,500	552	—	N/A
Fiscal 2020	126,000	421	—	N/A
Fiscal 2019	42,900	182	—	N/A
Fiscal 2018	96,400	593	—	N/A
Fiscal 2017	245,600	1,225	—	N/A
Fiscal 2016	115,200	990	—	N/A
Fiscal 2015	207,900	1,459	—	N/A
SPV Credit Facility
Fiscal 2026 (through September 30, 2026)	124,050	210	—	N/A
Fiscal 2025	165,050	266	—	N/A
Fiscal 2024	165,050	310	—	N/A
Fiscal 2023	206,250	320	—	N/A
Fiscal 2022	155,200	272	—	N/A
2022 Unsecured Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	150,000	372	—	N/A
Fiscal 2020	150,000	501	—	N/A
Fiscal 2019	150,000	638	—	N/A
Fiscal 2018	150,000	923	—	N/A
Fiscal 2017	150,000	748	—	N/A
Fiscal 2016	50,000	430	—	N/A
2022 Tranche C Notes
Fiscal 2022	—	—	—	N/A
Fiscal 2021	21,000	52	—	N/A
Fiscal 2020	21,000	70	—	N/A
Fiscal 2019	21,000	89	—	N/A
Fiscal 2018	21,000	129	—	N/A
Fiscal 2017	21,000	105	—	N/A
2023 Unsecured Notes
Fiscal 2023	—	—	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	75,000	461	—	N/A
Fiscal 2017	75,000	374	—	N/A
2024 Unsecured Notes
Fiscal 2024	—	—	—	N/A
Fiscal 2023	125,000	194	—	N/A
Fiscal 2022	125,000	219	—	N/A
Fiscal 2021	125,000	309	—	N/A
Fiscal 2020	125,000	417	—	N/A
Fiscal 2019	125,000	531	—	N/A
2025 Unsecured Notes
Fiscal 2025	—	—	—	N/A
Fiscal 2024	85,000	159	—	N/A
Fiscal 2023	85,000	132	—	N/A
Fiscal 2022	85,000	149	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2026 Unsecured Notes
Fiscal 2026 (through September 30, 2026)	$75,000	$126	—	N/A
Fiscal 2025	75,000	121	—	N/A
Fiscal 2024	75,000	141	—	N/A
Fiscal 2023	75,000	116	—	N/A
Fiscal 2022	75,000	131	—	N/A
Fiscal 2021	75,000	186	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
2027 Unsecured Notes
Fiscal 2026 (through September 30, 2026)	50,000	84	—	N/A
Fiscal 2025	50,000	81	—	N/A
Fiscal 2024	50,000	94	—	N/A
Fiscal 2023	50,000	77	—	N/A
Fiscal 2022	50,000	88	—	N/A
Fiscal 2021	50,000	124	—	N/A
2027 Series F Unsecured Notes
Fiscal 2026 (through September 30, 2026)	135,000	228	—	N/A
Fiscal 2025	135,000	218	—	N/A
Fiscal 2024	135,000	253	—	N/A
Fiscal 2023	135,000	209	—	N/A
Fiscal 2022	135,000	237	—	N/A
2027 Series G Unsecured Notes
Fiscal 2026 (through September 30, 2026)	49,000	83	—	N/A
Fiscal 2025	49,000	79	—	N/A
Fiscal 2024	49,000	92	—	N/A
2028 Series H Unsecured Notes
Fiscal 2026 (through September 30, 2026)	50,000	84	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series I Unsecured Notes
Fiscal 2026 (through September 30, 2026)	50,000	84	—	N/A
Fiscal 2025	50,000	81	—	N/A
2028 Series J Unsecured Notes
Fiscal 2026 (through September 30, 2026)	75,000	126	—	N/A
Fiscal 2025	75,000	121	—	N/A
2042 Unsecured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	100,000	859	—	$1,002
Senior Secured Notes
Fiscal 2017	—	—	—	N/A
Fiscal 2016	75,000	645	—	N/A
Term Loans
Fiscal 2026 (through September 30, 2026)	143,286	242	—	N/A
Fiscal 2025	153,138	247	—	N/A
Fiscal 2024	140,000	263	—	N/A
Fiscal 2023	100,000	155	—	N/A
Fiscal 2022	100,000	175	—	N/A
Fiscal 2021	100,000	248	—	N/A
Fiscal 2020	75,000	250	—	N/A
Fiscal 2019	75,000	319	—	N/A
Fiscal 2018	50,000	308	—	N/A
Fiscal 2017	50,000	250	—	N/A
Fiscal 2016	50,000	430	—	N/A
NEFPASS Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	30,000	100	—	N/A
Fiscal 2019	30,000	128	—	N/A
Fiscal 2018	30,000	185	—	N/A
SSLP Facility
Fiscal 2019	—	—	—	N/A
Fiscal 2018	53,785	331	—	N/A
Total Senior Securities
Fiscal 2026 (through September 30, 2026)	$1,111,875	$1,875	—	N/A
Fiscal 2025	1,154,436	1,863	—	N/A
Fiscal 2024	1,041,093	1,954	—	N/A

Fiscal 2023	1,183,250	1,834	—	N/A
Fiscal 2022	1,093,200	1,915	—	N/A
Fiscal 2021	818,500	2,029	—	N/A
Fiscal 2020	677,000	2,259	—	N/A
Fiscal 2019	593,900	2,525	—	N/A
Fiscal 2018	476,185	2,930	—	N/A
Fiscal 2017	541,600	2,702	—	N/A
Fiscal 2016	390,200	3,354	—	N/A

(1)
Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by all senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit is allocated based on the amount outstanding in each class of debt at the end of the period. As of September 30, 2026, asset coverage was 187.5%.
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

Off-Balance Sheet Arrangements

From time to time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2026 and December 31, 2025, respectively:

(in millions)	September 30, 2026	December 31, 2025
SLR Credit Solutions*	$44.3	$44.3
Modivcare Buyer, LLC	38.7	—
Treace Medical Concepts, Inc.	24.3	24.3
Infillion Inc.	20.3	16.8
SLR Business Credit*	20.0	20.0
Wilbur-Ellis Holdings II, LLC	18.7	26.4
SLR Equipment Finance*	18.0	9.5
Lyneer Staffing Solutions, LLC	17.5	16.0
Fertility (ITC) Investment, LLC	14.9	—
Ardelyx, Inc.	14.6	29.3
SLR Healthcare ABL*	13.3	18.7
BDG Media, Inc.	9.0	10.9
Quantcast Corporation	8.1	6.3
SunMed Receivables I, LLC	7.6	7.6
Velocity One, LLC	7.3	7.3
World Insurance Associates, LLC	7.2	—
WMD Funding LLC	5.6	6.2
Stella & Chewy's, LLC	5.5	9.2
Pinnacle Fertility, Inc.	5.3	5.3
Streamland Media Holdings LLC	5.2	3.7
The Townsend Company, LLC	5.2	5.8
Refocus Management Services, LLC	5.2	—
Sightly Enterprises, Inc.	4.8	5.7
Southern Lifting and Hoisting, LLC	4.2	10.1
Veronica Holdings, LLC	4.1	—
One Touch Direct, LLC	3.8	3.5
Western Veterinary Partners LLC	3.5	21.1
33Across Inc.	3.2	2.4
Southern Transport LLC	3.1	6.1
iCIMS, Inc.	2.4	2.9
Alkeme Intermediary Holdings, LLC	2.3	—
Copper River Seafoods, Inc.	2.3	10.8
SLR Senior Lending Program LLC*	2.1	2.1
Plastics Management, LLC	1.8	3.1
United Digestive MSO Parent, LLC	1.8	1.9
Bayside Opco, LLC	1.7	2.1
SunMed Group Holdings, LLC	1.6	1.6
Southern Orthodontic Partners Management, LLC	0.8	—
EyeSouth Eye Care Holdco LLC	0.7	1.3
CC SAG Holdings Corp. (Spectrum Automotive)	0.5	0.5
SPAR Marketing Force, Inc.	0.5	7.7
TAUC Management, LLC	0.3	0.3
Shoes for Crews Global, LLC	0.3	0.3
All States Ag Parts, LLC	0.1	0.1
Arcutis Biotherapeutics, Inc.	—	12.7
OIS Management Services, LLC	—	11.4
DeepIntent, Inc.	—	9.8
Sherwood Management Co., Inc.	—	5.1
WALCO Funding, LLC	—	2.9
Tilley Distribution, Inc.	—	1.0
Total Commitments	$361.7	$394.1

* The Company controls the funding of these commitments and may cancel them at its discretion.

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026 and December 31, 2025, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2026
November 3, 2026	December 14, 2026	December 28, 2026	$0.31
August 4, 2026	September 11, 2026	September 25, 2026	0.31
May 5, 2026	June 12, 2026	June 26, 2026	0.31
February 24, 2026	March 13, 2026	March 27, 2026	0.41
Total 2026			$1.34
Fiscal 2025
November 4, 2025	December 12, 2025	December 26, 2025	$0.41
August 5, 2025	September 12, 2025	September 26, 2025	0.41
May 7, 2025	June 13, 2025	June 27, 2025	0.41
February 25, 2025	March 14, 2025	March 28, 2025	0.41
Total 2025			$1.64
Fiscal 2024
November 6, 2024	December 13, 2024	December 27, 2024	$0.41
August 7, 2024	September 13, 2024	September 27, 2024	0.41
May 8, 2024	June 13, 2024	June 27, 2024	0.41
February 27, 2024	March 14, 2024	March 28, 2024	0.41
Total 2024			$1.64

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans, and SLR Secured Specialty Lending Fund, a non-exchange traded perpetual-life BDC whose principal focus is to invest in directly originated, senior secured loans to primarily U.S. based middle market companies across specialty finance investment strategies. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SCP Private Credit Income BDC LLC, SLR HC BDC LLC, SLR Private Credit BDC II LLC and SLR Secured Specialty Lending Fund. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Investment Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Exemptive Order”). If the Company is unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Investment Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Investment Adviser.

Related party transactions may occur among us, SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, KBH, SLR Business Credit, SLR Healthcare ABL and SLR Equipment. These transactions may occur in the normal course of business. No administrative or other fees are paid to the Investment Adviser by SLR Senior Lending Program LLC, SLR Senior Lending Program SPV LLC, SLR Credit, KBH, SLR Business Credit, SLR Healthcare ABL or SLR Equipment.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the nine months ended September 30, 2026, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have floors. The Company also has revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by six cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time to time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.06)	$0.08

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K (the “Annual Report”) , which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2026 to the risk factors discussed in “Risk Factors” in the February 24, 2026 filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the 1934 Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the 1934 Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.2

Form of Senior Secured Credit Agreement dated as of August 28, 2019 (as amended December 28, 2021,
March 11, 2022, August 16, 2024, December 3, 2024 and October 30, 2026) by and among SLR Investment Corp., Citibank, N.A., as Administrative Agent, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citibank, N.A., J.P. Morgan Securities LLC, and Sumitomo Mitsui Banking Corporation as Joint Lead Bookrunners and Joint Lead Arrangers*

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2026.

SLR INVESTMENT CORP.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)